Form 10-K405
period 1998-12-31
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 1999-03-31
CIK 1070658

-------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. __________

                              --------------------

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              --------------------

          DELAWARE                              51-0384117
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                          STEFAN - GEORGE - RING 19-23
                             81929 MUNICH, GERMANY
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                              --------------------

                                 49-89-993-150
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              --------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001
                                                            PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant on March 15, 1999, based upon the closing price of the Common Stock on The Nasdaq OTC Bulletin Board for such date, was approximately $409,269,340. The number of outstanding shares of the registrant's Common Stock as of March 15, 1999, was approximately 19,034,798 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of (a) the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof, and (b) the Form S-1 declared effective on December 2, 1998, located under Securities and Exchange Commission File No. 333-63755 are incorporated by reference in Part IV hereof.

     The Index of Exhibits filed with this Report begins on page E-1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                          Page
                                                                                                                          ----
PART I...................................................................................................................   1
 ITEM 1.  BUSINESS.......................................................................................................   1
 ITEM 2.  PROPERTIES.....................................................................................................  15
 ITEM 3.  LEGAL PROCEEDINGS..............................................................................................  16
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS............................................................  16

PART II..................................................................................................................  17
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................  17
 ITEM 6.  SELECTED FINANCIAL DATA........................................................................................  19
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................  21
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................  21
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................................  21
 ITEM 9.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ELECTED FINANCIAL DATA..  21

PART III.................................................................................................................  22
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................................  22
 ITEM 11. EXECUTIVE COMPENSATION.........................................................................................  22
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................................  23
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................................  23

PART IV..................................................................................................................  23
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................................  23
 SIGNATURES..............................................................................................................  26
 INDEX TO FINANCIAL STATEMENTS........................................................................................... F-1
 INDEX TO EXHIBITS....................................................................................................... E-1

                                     PART I


ITEM 1.  BUSINESS

Forward-Looking Statements

     Statements contained in this Form 10-K that are not historical fact are "forward-looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate," "project," "believe," "expect," "may," "will," "should," "intends," or "anticipate" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to the timing, costs and scope of construction of new facilities, the acquisition of, or investments in, existing businesses, the revenue and profitability levels of such businesses, and other matters contained in this Form 10-K regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-K. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

The Company

     Through our subsidiaries, we are a leading provider of Internet communications services and solutions, primarily to medium-sized corporations in Germany, Austria and Northern Italy. We have also contracted to acquire a majority interest in a company through which we will expand to Switzerland. Our Internet protocol ("IP") solutions are based on a core product offering which includes Internet connectivity, virtual private networks ("VPNs"), web-hosting, co-location, security solutions, electronic commerce, Intranet/Extranet and workflow solutions. We offer consulting, complete design and installation, training, technical support, and operation and monitoring of IP-based systems. We market our products and services primarily to medium-sized corporations throughout Europe, because we believe that they represent an underserved and sizeable market with a lack of internal technical resources, rapidly expanding communications needs and a high propensity to utilize third-party outsourcing.

     We operate a geographically distributed IP network, currently based upon leased lines. Our network is spread over six countries and consists primarily of Cisco routers and Ascend nodes connected to a redundant high-performance backbone infrastructure. The network helps corporate customers reduce telecommunications costs by offering Internet connectivity through dedicated leased lines at more than 100 Points of Presence ("POPs"). We also offer a system of dial-up nodes with ISDN or analog modem ports to smaller enterprises, employees and affiliates of corporate customers. These nodes permit local dial-up access by the entire population of Germany and a majority of the populations of Austria and Northern Italy. When we complete our Swiss acquisition, we will also offer local dial-up access to the entire population of Switzerland. We are currently in the process of reorganizing our dial-up network in Germany and plan to establish virtual POPs, which use the public switched telephone network to aggregate traffic, and we expect that these virtual POPs will generate operating efficiencies because of the fewer locations to service.

     The Company's operations began with the formation of Cybernet Internet Dienstleistungen AG ("Cybernet AG"), a privately held German stock company. Cybernet AG was organized in December, 1995, and commenced significant operations in 1996. On September 17, 1997, Cybernet AG was acquired by Cybernet Internet Services International, Inc., a Utah corporation, organized on September 27, 1983 ("Cybernet Utah"). At the time that it acquired Cybernet AG, Cybernet Utah had no material business activities, assets or liabilities. Effective November 18, 1998, Cybernet Utah was merged into the Company, and the Company is the surviving entity of the merger. Unless the context otherwise requires, the term "Company" or "Cybernet" refers to Cybernet Internet Services International, Inc., its consolidated subsidiaries and its Utah and German predecessors.

Industry Background

     The Internet is a global network of multiple private and public networks that use standardized communication protocols to communicate with each other. The Internet was started in 1969 by the U.S. Department of Defense's Advanced Research Projects Agency (ARPANET) to enable scientists at universities to share information and to develop a network secure enough to withstand a nuclear attack. Use of the Internet has grown rapidly since its initial commercialization in the early 1990's. International Data Corporation ("IDC"), a market research organization, has estimated that the number of Internet users worldwide will grow from approximately 68.7 million in 1997 to approximately
319.8 million by the end of 2002, a compounded annual rate of 36.0%. Consumers and companies in the U.S. have spearheaded adoption of the Internet. While other regions of the world have been slower to accept the Internet, its use is becoming a standard communications tool worldwide.

     The Internet is experiencing rapid growth rates in Europe. According to IDC, the number of Internet users reached 16.8 million in 1997 and is expected to reach 82.0 million in 2002. Datamonitor, a market research organization, estimates that the number of externally hosted commercial web sites in Europe will increase from 221,700 in 1997 to 981,900 in 2000, while the number of VPNs will expand from 100 in 1997 to 27,900 in 2000. We believe that the growing numbers of externally hosted web sites and VPNs reliably predict a corresponding growth in Internet traffic. We expect this projected growth to be fueled by a number of factors, including the large and growing installed base of advanced personal computers, faster and cheaper access to the Internet, improvements in network architectures, increasing numbers of network-enabled applications, and the emergence of compelling content and commerce-enabling technologies. The following table provides information about current and projected Internet usage in Europe and the United States.

----------------------------------------------------------------------------------------------------------
                                                      EUROPE                           UNITED STATES
----------------------------------------------------------------------------------------------------------
                                             1997              2002/e/            1997             2002/e/
----------------------------------------------------------------------------------------------------------
Internet users (mm)                          16.8               82.0               38.7              135.9
----------------------------------------------------------------------------------------------------------
Population (mm)                             386.0              388.4              267.9              279.5
----------------------------------------------------------------------------------------------------------
Internet users as a percent
 of population                                4.4%              21.1%              14.4%              48.6%
----------------------------------------------------------------------------------------------------------
PC's with internet access                    19.7%              57.1%              36.3%              84.3%
----------------------------------------------------------------------------------------------------------

Sources: IDC Corporation; population figures provided by the US Bureau of the Census.

     Corporate Internet Users. The Internet has become an important commerce medium and represents a significant opportunity for businesses to interact in new and different ways with a large number of customers, employees, suppliers and partners. As use of the Internet grows, businesses are increasing the breadth and depth of their Internet product and service offerings. Pioneering Internet-based businesses have developed Internet products and services in areas such as finance, insurance, media, tourism, retail and advertising. Other businesses have begun to use the Internet for an expanding variety of applications, ranging from corporate publicity and advertising, to sales, distribution, customer service, employee training and communication with business partners. Increasingly, Internet operations are becoming mission-critical for many of these enterprises. To ensure the reliability of their Internet operations, enterprises are requiring that these operations have 24 hours a day, 7 days a week performance, scalability and expert management.

     Connectivity Services and Value-Added Services. Corporations utilize two types of Internet services: connectivity and value-added services. Connectivity services provide access to the Internet, while value-added services consist of products such as web hosting, VPNs, security solutions and systems integration that improve the internal and external operations of a company.

     According to Datamonitor, the European corporate Internet connectivity market consisted of 1.2 million accounts which generated total revenues of $919 million in 1997. Datamonitor estimates that corporate connectivity revenues will grow to $2.6 billion in 2000, a compounded annual rate of 41.8%, while the number of accounts will increase to 3.0 million in 2000, a compounded annual growth rate of 35.3%.

     In 1997, European Internet value-added services generated $287 million, according to Datamonitor. Additionally, they estimate that revenues from value-added services will increase to $1.7 billion in 2000, a compounded annual growth rate of 80.7%. In 1997, revenues from hosting services and VPNs were $76 million, 26.5% of total European revenues from value-added services. In 2000, they are expected to be $722 million, 43.2% of such revenues, a compounded annual growth rate of 111.8%.

     Internet Usage in Europe. Internet usage varies significantly between European regions. Northern European countries generally have a higher level of market penetration and service usage than countries in Southern Europe, which currently presents a growth opportunity. The following table summarizes certain information about revenues from Internet connectivity and Internet hosting and VPNs in European countries.

                                   Connectivity                                      Hosting and VPN
                                   ------------                                      ---------------
---------------------------------------------------------------------------------------------------------------------------
                              1997          2000E          Compounded           1997           2000E          Compounded
                            (USD mm)       (USD mm)      Change (%) p.a.      (USD mm)       (USD mm)       Change (%) p.a.
---------------------------------------------------------------------------------------------------------------------------
Finland                        17            42                 35.2%             1             20                171.4%
---------------------------------------------------------------------------------------------------------------------------

France                         94           383                 59.7%             3             92                213.0%
---------------------------------------------------------------------------------------------------------------------------

Germany                       447         1,084                 34.4%            16            184                125.7%
---------------------------------------------------------------------------------------------------------------------------

Italy                          30           169                 77.9%             5             50                115.4%
---------------------------------------------------------------------------------------------------------------------------

Netherlands                    28            85                 44.8%             6             42                 91.3%
---------------------------------------------------------------------------------------------------------------------------

Spain                          35           136                 57.2%             2             31                 49.3%
---------------------------------------------------------------------------------------------------------------------------

Sweden                         31            67                 29.3%             4             34                104.1%
---------------------------------------------------------------------------------------------------------------------------

United                        154           381                 35.2%            16            146                109.0%
Kingdom
---------------------------------------------------------------------------------------------------------------------------

Other (*)                      83           272                 48.5%            23            123                 74.9%
---------------------------------------------------------------------------------------------------------------------------

Total                         919         2,619                 41.8%            76            722                111.8%
---------------------------------------------------------------------------------------------------------------------------

(*) Other includes Austria, Belgium, Ireland, Norway, Portugal and Switzerland.

Source: Datamonitor.

     We consider Germany to be the most important connectivity market in Europe in terms of revenues, with a highly developed consumer and on-line business customer base. As the chart above shows, in 1997, the German connectivity market had revenues of $447 million, 48.6% of total European connectivity revenues. It is estimated that in 2000, Germany will generate connectivity revenues of $1.1 billion, 41.4% of total European connectivity revenues.

     Italy currently has a relatively low Internet penetration level. The Internet connectivity market in Italy is very fragmented, with a large number of small providers. We expect that connectivity revenues in Italy will grow at one of the fastest rates in Europe, particularly Northern Italy, because much of Italian business is concentrated in that area.

Business Strategy

     Our objective is to become a leading provider of communications services and network-based business solutions to medium-sized corporate customers throughout Europe, offering a full-service portfolio of advanced communications products including Internet, data and switched voice services. The principal elements of our business strategy are as follows:

          Initiate Long-Term Relationships With Customers at an Early Stage.
     We address the Internet communications needs of our customers at early stages. In pursuing this strategy, we are able to engage in strategic discussions with senior management about their communications requirements, influence the design of their services and solutions and establish the basis for long-term relationships at different levels of our customers' organizations. We are then in a position to provide our customers with additional services as their requirements increase or change over time. We believe that our approach of providing a full range of high quality value-added services ensures higher customer retention rates. This enables us to offer additional solutions to our customers without having to compete primarily on price.

          Expand Services Offering. We intend to leverage our strong relationships with existing corporate customers by providing additional network services, including switched voice, managed bandwidth and VPNs, as the customers' communication needs increase. Because we establish multiple contacts at different levels of our customers' organizations, we believe that we are better able to determine when a customer's communications solution should be changed or upgraded. In addition, it is our goal to broaden our product offering as technology evolves with new services, solutions, and innovations which have proven reliable and effective.

          Expand Sales Channels. We are currently pursuing growth opportunities through various sales channels. These include trained direct sales representatives with strong technical backgrounds, an extensive reseller program and marketing alliances with technology leaders like Hewlett-Packard Company, Microsoft Corporation, Network Associates, Inc. and Sun Microsystems, Inc. We are expanding our direct sales force and regional offices to increase our local coverage. We currently have 8 sales offices (five in Germany, one in Austria, and two in Italy). When we complete our Swiss acquisition, we will also have two in Switzerland. We plan to increase the total number. We intend to expand our reseller and referral arrangements to increase sales of our basic connectivity services, and enhance our marketing alliances to obtain more customer introductions.

         Target Medium-Sized Corporate Customers. We focus on medium-sized corporate customers with revenues between Euros 25 million and 500 million. According to Statistisches Bundesamt, a German government agency, such companies generate 45% of Germany's total corporate revenues. We believe that this customer segment is underserved and has substantial and increasing communications needs. Medium-sized corporations typically lack the technical resources to build and maintain extensive communications systems and, as a consequence, they outsource many services and solutions to third parties. We focus in particular on network intensive industries, such as Information Technology, tourism, service, retail, finance, government, media, advertising and manufacturing.

          Build Network Capabilities. We intend to develop our own fiber-optic network to enhance the quality of our service to customers, a factor crucial to long-term success in our industry. By constructing and owning our own network, we expect to increase the reliability and quality of our services, respond more quickly to the growth needs of our target customers, and reduce our operating costs. These plans depend upon our ability to raise substantial additional financing. It is likely that this would require us to sell debt and/or equity securities in private or public offerings. We cannot be certain that we will be able to effect such offerings.

          Accelerate Growth in Europe Through Targeted Acquisitions. To date, we have successfully integrated three acquisitions, we have recently acquired one additional company which we are in the process of integrating and we have agreed to acquire one more company. We will seek to acquire additional Internet-related companies to build our presence in other European countries, while continuing to grow internally. In each acquisition, we look for strategically and culturally compatible companies to add to our strong management, increase our technical expertise, and increase our customer base in our current coverage area and bordering countries.

          Maintain Cybernet's Flexible International Organization. Our corporate organization is decentralized, flexible and entrepreneurial. Our management team includes German, Italian, Austrian, British and American nationals with substantial international experience in the Internet, IT services and telecommunications industries. Our corporate culture encourages teamwork, accessibility, employee empowerment and initiative. Our decentralized management structure and use of advanced IP based communications technologies enable us to communicate effectively and react quickly to market opportunities. We believe that our corporate organization and culture give us a competitive advantage in addressing local needs of our clients, integrating acquisitions, and recruiting, motivating and retaining skilled employees.

Acquisitions

     Since we began operations in 1996, we have acquired four companies, through which we have expanded our technical capabilities, attracted additional talent, entered new markets and increased our customer base. In September, 1997, we acquired 100% of Artwise GmbH ("Artwise"), a German company which provided us with expertise in Intranet messaging and workflow solutions and established our presence in the Ulm region of Germany. In December, 1997, we acquired 66% of Eclipse s.r.l. ("Eclipse"), an ISP based in Trento, Italy, through which we established our presence in Northern Italy. In August, 1998, we acquired 100% of Open:Net Internet Solutions GmbH ("Open:Net"), an ISP through which we increased our penetration of the southwest German market serviced by Artwise.
In December, 1998, we acquired 100% of Vianet Telekommunikations AG ("Vianet"), a leading Austrian ISP through which we established our presence in Austria and significantly increased our customer base. Most recently, in February 19, 1999, we agreed to acquire 51% with an option to purchase the remaining 49% of Sunweb Internet Services SIS AG ("Sunweb"), through which we will establish a presence in Switzerland and acquire substantial additional expertise in switched voice services.

Products and Services

     We offer a comprehensive range of communications services, network solutions and business solutions to corporations in Germany, Austria, and Northern Italy and will soon be offering those services and solutions in Switzerland. We currently offer or plan to offer the following principal services and solutions:

Communications Services
-----------------------

     . Connectivity. We offer a variety of connectivity solutions, including Internet access, third-party software and hardware implementation and configuration services, in bundled and unbundled packages. We offer leased line connectivity at speeds ranging from 64 Kbps to multiples of 2 Mbps. We also provide both analog and ISDN dial-up Internet access, which is available to the entire population of Germany, and to a majority of the populations of Austria and Northern Italy. When we complete our Swiss acquisition, we will also offer local dial-up access to the entire population of Switzerland. Our selection of third-party software products includes electronic mail, news and other solutions that permit customers to navigate and utilize the Internet and give remote access to mobile personnel operating outside traditional office settings.

     . National and International Roaming. We provide access to the Internet at local phone tariffs as users travel. Outside the countries in which we operate, roaming is offered in cooperation with more than 350 international ISPs and telecommunications companies which have joined the Global Reach Internet Connection(TM).

     . Voice Services. We intend to offer switched voice services to corporate customers. These plans depend upon our acquiring and installing the necessary switching equipment and negotiating interconnection agreements with carriers.

Network Solutions
-----------------

     . Virtual Private Networks. Many companies today have private data communication networks, which are often referred to as corporate networks. These networks are used to transfer proprietary data between offices and use relatively expensive leased lines to connect various locations. Our VPNs utilize the Internet as a cost effective alternative to corporate networks to provide secure transmission of data and voice and offer secure remote access. In addition, our VPN products are often the basis for Intranet and Extranet services. We offer these products in conjunction with hardware, software, and firewall solutions. We believe that few of our competitors offer similar Europe-wide VPN capabilities.

     . Security Solutions. Corporate networks and systems need to be protected against unauthorized access and use. We currently offer a comprehensive set of third-party supplied security products, including encryption and firewalls. We add value to this software by providing services such as security consulting, installation support, on-the-job training of customers' system administrators, hotline support (24 hours a day, 7 days a week) and security audits. To assure the security of communication and business transactions between users of networks, we integrate state-of-the-art software, technologies and standards.
We offer these security solutions as stand alone products or as part of broader solutions, such as a VPN or Intranet.

Business Solutions
------------------

     . Co-Location. We offer co-location solutions to customers who have the resources to manage their own servers and websites and who prefer not to share a server with others. Customers receive the benefits of having their servers housed in one of our data centers, full-time connection to the Internet, direct access to our high-speed network, uninterrupted power supply, regular back-up and 24 hours a day, 7 days a week monitoring and technical support.

     . Application and Web-Site Hosting. We offer shared server application and web-site hosting services, which permit corporations to market themselves and their products on the Internet without having to invest in technology infrastructure and operations staff. Such customers receive sufficient bandwidth to meet their needs and the benefits of having their systems housed in one of our data centers. Applications on our servers, which our customers can access, include shop and mall systems, payment systems, publishing systems, HTML based chat services, and video conferencing.

     . Electronic Commerce. Electronic commerce is the execution of commercial transactions on the Internet. We design and implement dedicated electronic commerce systems or any component part which a customer may require, such as shopping or mall, credit verification and payment handling verification. These systems are based on our electronic commerce platform which integrates systems and technologies of third-party vendors, such as Brokat, Hewlett-Packard Company, Intershop, Microsoft Corporation, SAP Aktiengesellschaft, Sun Microsystems, Inc., VeriFone, Inc. and others. For customers reluctant to undertake an investment in a proprietary electronic commerce solution, we maintain our own electronic commerce system, which we provide on a lease basis. Through working arrangements with content providers and media companies, we also assist customers utilizing electronic commerce for retail and wholesale sales to targeted groups on the Internet. This enables a customer to establish a distribution channel for products or a channel for purchasing, and to determine whether to invest in a dedicated system.

     . Intranet and Workflow Solutions. Internet technologies can be utilized in a customer's internal information technology system. We offer Intranet and workflow solutions that enhance the capabilities, efficiencies and functionality of our customers' systems, speed the development of new applications, reduce the cost of developing and maintaining applications, and allow the integration of existing systems and databases. Thus, instead of replacing their systems, customers can preserve their investment and upgrade their systems with our enhanced solutions. Our Intranet platform integrates basic dial-up and leased line connectivity with IP-based VPNs and a communications infrastructure that includes facsimile, voice mail, e-mail and enhanced security solutions.

Sales and Marketing

     We believe that our sales and marketing program enables us to effectively market our comprehensive range of products and services to corporate customers. We tailor our marketing approach as follows:

     . to our principal target market of middle-sized corporations, we offer customized solutions at competitive prices by designing systems that integrate modular elements of proven functionality, effectiveness and reliability;

     . to some larger customers with more specialized needs, we offer more sophisticated technical services and individualized solutions;

     . to customers with basic service needs, we provide services which require minimal customization and installation, such as Internet connectivity.

Direct Sales.  Currently, our direct sales force consists of 27 sales
------------
representatives located in 8 offices in Munich, Stuttgart, Hamburg, Frankfurt, Ulm, Vienna (Austria), Trento and Bolzano in Italy. When we complete our Swiss acquisition, we will have two additional sales representatives in Zurich and Lausanne, Switzerland. We are in the process of expanding that direct sales force and opening additional sales offices. We are also increasing our local presence and enhancing client coverage by shifting more of our direct sales representatives from our headquarters to our regional offices, where they will be closer to customers. Our direct sales force is organized as follows:

     . Ten representatives in our regional offices, responsible for marketing our modular solutions to middle-sized corporations located in their regions;

     . Thirteen project sales representatives, based in our Munich headquarters, responsible for marketing sophisticated technical projects to larger corporations and providing support to our regional offices;

     . Four telesales representatives, responsible for selling basic services such as connectivity and providing leads to our regional and project sales representatives.

     Our sales force has a strong technical background and a detailed understanding of the differing needs of the customers in the regions it serves. It is knowledgeable about our main targeted industry segments, particularly Information Technology, tourism, service, retail, finance, government and media and advertising and manufacturing.

Channel Sales.  Our channel sales groups develop relationships with
-------------
resellers of our products and services and maintains marketing alliances.
In Germany, our three-person channel sales group works with a network of more than 100 resellers in Germany, primarily software suppliers, systems integrators and ISPs, through whom we offer basic services, such as Internet connectivity, that can be delivered with a minimum of customization and installation. Direct sales people in Austria and Italy also develop reseller relationships. We also utilize our reseller relationships to gain direct access to customers for the sale of additional products and services. Our marketing alliances with a select group of companies provide a strong mutual referral program, which we believe will enable us to cost effectively acquire new customers, benefit from association with well-known partners and increase our brand awareness. We currently have marketing alliances with Hewlett-Packard Company, Microsoft Corporation, Network Associates, Inc., Sun Microsystems, Inc. and others.

     We intend to conduct our operations and marketing under the "Cybernet" brand name, although subsidiaries' brand names are used for transition periods after acquisitions. We have undertaken public relations efforts to raise the awareness and visibility of the "Cybernet" name in our target markets. We present ourselves as "The Communication People," providing connectivity, value-added solutions and superior customer service.

Technology and Network Operations

     IP Network. We operate a geographically distributed IP based network linking five countries (Germany, Austria, Italy, Hungary and Luxembourg) and consisting primarily of Cisco routers and Ascend nodes connected to a redundant high performance backbone infrastructure. Our backbone network is currently based on leased lines and includes fourteen nodes in Germany, seven nodes in Austria, six nodes in Italy and single nodes in Luxembourg and Budapest. When we complete our Swiss acquisition, our network will cover Switzerland, where we will have an additional node. We interconnect our nodes at speeds ranging from 2 Mbps to 45 Mbps. We lease our lines from major telecommunications carriers and backbone operators, such as Deutsche Telekom AG, Hermes Europe Rail Tel B.V. and Telecom Italia, Spa.

     Our IP network is designed to offer reliability, scalability and speed, while at the same time representing an efficient cost base. We achieve reliability and fault tolerance by utilizing a redundant, multiple ring design and backbone nodes with redundant routing equipment, thereby minimizing the risk of single points of failure. We derive scalability from a hierarchical multi-layer architecture that permits growth of network locations without major infrastructure changes. We offer our customers transmission speeds at bandwidths ranging from 2Mbps to 45Mbps.

     We offer access through dedicated leased lines which can connect at more than 100 POPs, that we own or lease. Transmission speeds on leased lines range from 64Kbps to multiples of 2 Mbps. We also offer dial-up Internet access through Ascend and Cisco nodes equipped with ISDN or analog modem ports that provide local dial-up access to all of the population of

Germany and a majority of the population of Austria and Northern Italy. When we complete our Swiss acquisition, we will also offer local dial-up access to the entire population of Switzerland. We are currently in the process of reorganizing our dial-up network in Germany and intend to establish virtual POPs, using the public switched telephone network to aggregate traffic, with the objective of improving operating efficiencies.

     Peering and Transit Relationships. Peering is an agreement between ISPs, which provides for free exchange of Internet traffic between parties to the agreement. We have entered into peering agreements with local Internet service providers in each of the countries in which we operate. We have peering agreements with more than 25 ISPs in Germany and with the principal ISPs in Austria, and Italy. Our main peering points are in Frankfurt, Munich, Trento and Vienna. We also peer directly through leased lines connected to our peering partners. We plan to enter into additional peering agreements in order to establish a direct presence in most European peering centers and to reduce transit costs.

     We have entered into global transit agreements pursuant to which we have purchased the right to route traffic across the networks maintained by Ebone, Inc., Swisscom AG and AT&T Corporation/Unisource Worldwide, Inc. This provides our customers with the ability to communicate with the European countries in which we are not present, and with the rest of the world.

     Data Centers. We currently operate Data Centers in Munich, Frankfurt, Vienna and Trento. Our main Data Center in Munich has a capacity of 300 square meters.

     Network Management. We have set up a Network Operations Center (NOC) in Munich that monitors the performance of our network 24 hours a day, 7 days a week. Our NOC can identify network problems on a real-time basis and take the necessary corrective measures.

Customers

     We currently provide services and solutions to approximately
11,000 customers, an increase from approximately 4,300 as of December 31, 1997, approximately 3,000 as of June 30, 1997, and approximately 1,460 as of December 31, 1996. While our target market is the medium-sized businesses, we also provide services and solutions to prominent larger businesses.

Customer Service

     We provide high quality customer service and support in order to enhance the strength of our brand name, increase customer retention rates and generate new customer referrals. Our customer services are organized into technical support and call center groups.

     Our technical support group consists of technicians in our Munich NOC and our team of field engineers. The NOC-based technicians respond to customer requests on a 24 hours a day, 7 days a week basis, diagnosing customers' problems and providing immediate assistance. We believe that our centralized technical support operations improve the quality and consistency of our support, achieve scalability in our resources and benefit from economies of scale. Our team of field engineers is available to visit our customers' premises, as necessary.

     Our call center provides complete information and specifications about each of our products and advises our customers on service and solutions related questions.

     We are in the process of installing an integrated billing system for Internet and switched voice services and expect that it will be fully operational in mid-1999. We have licensed the Kenan Systems billing platform and have adapted it to our requirements. Kenan Systems Corporation, a subsidiary of Lucent Technologies, Inc., is a leading provider of billing solutions to the telecommunications industry. This system will allow us to provide a single bill to our customers for all the different services they are purchasing from us, thereby simplifying their internal operations and reducing our costs. Our billing system will be managed in our central offices in Munich.

Competition

     The business of providing Internet connectivity, services and solutions is highly competitive and there are no substantial barriers to entry. We believe that competition will intensify in the future and our ability to successfully compete depends on a number of factors including, market presence; the capacity, reliability and security of our network; the pricing structure of our services; our ability to adapt our products and services to new technological developments and principal market and economic trends. Our competitors consist of ISPs, telecommunications carriers, and system integrators/computer manufacturers. Because few of our competitors in any of these groups provide all of the products, services and solutions that we provide, we believe that we are well positioned to compete in our market.

ISPs. We strive to differentiate ourselves from other ISPs by offering a full range of services and solutions which business customers are likely to require in connection with their use of the Internet. Most of our ISP competitors offer fewer services and focus on connectivity. However, some competitor ISPs have greater resources and larger communications and network infrastructures than we do. In Germany, these competitors include: European Computer Industry Research Centre GmbH, Nacamar Ltd., PSINet, Inc., UUNet Technologies, Inc. and Xlink. In Austria, they include Eunet Multimedia Network Services AG and Netway Austria AG; and in Italy, they include I-Net.

Telecommunications carriers. Many telecommunications carriers are large organizations and do not typically provide Internet services as their main product. We compete with these organizations by focusing on the Internet and offering flexible decision making and execution, responsive customer service, recognized technical expertise, and high quality products. Our main carrier competitors in Germany are: Mannesmann Arcor AG, Deutsche Telekom AG; O.tel.o GmbH; and Viag Interkom GmbH & Co.KG. In Austria, our principal carrier competitors are Cybertron Marchfeld, Telekom Austria and United Telecom Austria AG; and in Italy, they are Infostrada, Telecom Italia, S.p.A., and Wind.

     When we begin to offer switched voice services, we will compete directly with carriers, including large carriers such as Mannesman Arcor AG, Deutsche Telekom AG and Viag Interkom GmbH & Co.KG in that market segment. Most of these competitors are significantly larger and have substantially greater market presence, financial, technical, operational, marketing and other resources and experience than us. In addition, carriers have greater resources to engage in various forms of price competition, such as bundling Internet services with other telecommunications services, thereby offering lower prices for either the telecommunications or Internet services. Increased price competition could force us to reduce our prices, resulting in lower profit margins. In addition, increased competition for new customers could result in increased sales and marketing expenses and related customer acquisition costs and could materially adversely affect our profitability.

Major System Integrators and Computer Manufacturers. Major systems integrators and computer manufacturers, such as Andersen Consulting, L.L.P. and International Business Machine Corporation, provide information technology solutions to their clients and have expanded their offerings to include Internet-related products and solutions. Many of these companies have established customer relationships and recognized technical expertise, and some have significantly greater resources than we have. However, most do not offer connectivity services and solutions. We compete with these companies by offering a more complete Internet-related service and product line than they offer. In addition, some system integrators and computer manufacturers utilize our connectivity services and solutions to complement their own line of products and services.

Research and Development

          Our future success will depend, in part, on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost effective basis. The market for our services is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent introductions of new services. We cannot assure that future advances in technology will be beneficial to, or compatible with, our business or that we will be able to incorporate such advances on a cost effective and timely basis into our business. Moreover, technological advances may have the effect of encouraging certain of our current or future customers to rely on in-house personnel and equipment to furnish the services we currently provide. In addition, keeping pace with technological advances may require substantial expenditures and lead time. The Company incurred $187,130, $279,698, and $2,940,865 in research and development expenses during the years ended December 31, 1996, 1997, and 1998, respectively.

Intellectual Property Rights

     We have applied to the European Union for a trademark for the name "Cybernet". In addition, we rely on a combination of copyright, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our products and services. We have no patented technology that would preclude or inhibit competitors from entering our market. We have entered into confidentiality and invention assignment agreements with our employees, and non-disclosure agreements with our suppliers, distributors and appropriate customers in order to limit access to and disclosure of our proprietary information.

We cannot assure you that these contractual arrangements or the other steps we have taken to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. The laws of the countries where we operate may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States. To date, we have not been notified that our products infringe the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us with respect to current or future products. We expect that participants in our markets will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.


Regulatory Environment in the Internet-related Markets of the Company

     Our Internet operations are not currently subject to direct regulation by governmental agencies in the countries in which we operate (other than regulations applicable to businesses generally). In 1997, Germany enacted the Information and Communication Services Act which releases Internet access providers from liability for third-party content, in certain circumstances, and establishes a legal framework for Internet commerce with respect to the identification of service providers, data privacy and price indications on the Internet. A number of other legislative and regulatory proposals are under consideration with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. There is also a controversial international discussion regarding the application of value added taxes in the Internet environment. The adoption of new laws could have a material adverse effect on our business, result of operations and financial condition.

Regulation and Regulatory Authorities in the Telecommunications Market

     Effective January 1, 1998, all of the countries in which we operate have abolished the monopoly rights of incumbent carriers to provide fixed-line voice telephone services to the public. As a result, competitive telecommunications markets are now developing for long distance and international telephone services. Competition for local telephone service has been much slower to develop.

     All of the countries in which we operate have enacted legislation and regulations and have established regulatory authorities for the telecommunications industry. The purpose of this regulation is to ensure (i) a wide range of high-quality, telecommunications services to private individuals and businesses; (ii) reliable services to the entire population at affordable prices; (iii) absence of interference with personal and intellectual property rights in telecommunications traffic; and (iv) effective competition in the provision of telecommunications services.

     The regulatory authorities have various powers, including the authority to grant and revoke licenses, assign and supervise frequencies, impose universal services obligations, control network access and interconnection, and approve or review the tariffs and tariff-related general business terms and conditions of market-dominant providers. In each of the countries in which we operate, providing telecommunications services and related facilities requires a license. Different classes of licenses are required for different services offered and facilities operated. We have obtained a "class 4 license" (voice telephone services based upon self-operated telecommunications networks) for Germany. Geographically this license covers the entire Federal Republic of Germany and is valid indefinitely. We have not yet obtained similar licenses for Italy, Switzerland or Austria or a license for the construction and operation of a network, all of which we will require to expand our business as we currently plan.

Employees

     At December 31, 1998, we had a total of approximately 175 employees organized as follows: 70 in sales and marketing; 74 in research and development and engineering, and 31 in administration. We have 133 employees in Germany, 22 in Austria and 20 in Italy. There are no collective bargaining agreements in effect. We believe that relations with our employees are good.



ITEM 2.  PROPERTIES

     We lease the real estate where our business offices and certain nodes containing servers, routers and other equipment are located. Our largest leasehold property is our main office in Munich with approximately 20,450 square feet (1,900 square meters). Other leasehold properties for our regional offices are located in Neu-Ulm, Frankfurt, Stuttgart, Berlin and Hamburg, Germany, Vienna, Austria, Trento, and Bolzano, Italy. In addition, we lease approximately 2,500 square meters for our planned Hamburg Data Center, and 250 square meters for our new Trento Data Center.

     We believe that none of these leases is critical to operations and that relocation of any of the leased premises would be feasible on acceptable terms, if necessary.

     We lease dedicated telephone lines from telecommunications carriers and resellers. Assets relating to our operations, including servers and routers, are leased or owned.



ITEM 3.  LEGAL PROCEEDINGS

     On December 1, 1997, Technischer Uberwachungsdrenst Osterreich (TUV) filed an action against Vianet alleging a technical malfunction of certain Cisco routers installed and programmed by Vianet. The alleged malfunction is said to have resulted in substantially increased telephone charges to TUV. Trial counsel to Vianet has estimated the maximum amount which could be claimed by TUV as approximately $132,000.

     In December 1998 we applied for and received a class 4 telecommunications license from Germany's Regulierungsbehoerde fur Telekommunikation und Post and paid a fee of 3,000,000 DM. The European Community regulations set the maximum fee that can be charged as the actual cost incurred by a government agency to administer its regulations. We filed an action in a German court to recover a portion of the fee paid for our license because we believe the fee charged exceeded the amount chargeable under European Community regulations in effect in 1998. It is not possible to predict the outcome of our action.

     The Company is not involved in any other legal proceedings which the Company believes would, if adversely determined, have a material adverse effect upon its business, financial condition or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     At a special meeting held on November 16, 1998, shareholder action was taken by the sole existing shareholder of the Company to approve the merger with Cybernet Internet Services International, Inc., a Utah corporation, and the adoption of our 1998 Stock Incentive Plan and 1998 Outside Director Stock Option Plan.


     At a November 16, 1998 annual meeting of shareholders of Cybernet Internet Services International, Inc., a Utah corporation, the shareholders authorized the following transactions:

     . Merger of Cybernet Internet Services International, Inc., a Utah corporation with Cybernet Internet Services International, Inc., a Delaware corporation; and

     . Acquisition of all of the outstanding stock of Vianet for a consideration of 7.5 million Deutsche Marks and 300,000 shares of common stock of the Company.

     Each transaction was approved with 11,222,668 (or 51% of the outstanding shares) votes in favor, 31 votes against, no abstentions and 10,805,472 Broker Nonvotes.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our Common Stock is traded on The Nasdaq OTC Bulletin Board (the "Bulletin Board") under the symbol "ZNET" and on the Neuer Markt of the Frankfurt Stock Exchange under the securities identification number (WKN) 906623. The following table sets forth for the periods indicated the high and low bid prices for the Common Stock as reported each quarterly period in 1997 and 1998 on the Bulletin Board and the Neuer Markt and the Berlin and Munich Stock Exchanges. The prices are inter dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.

     The closing price of the Common Stock on the Bulletin Board on December 30, 1998 was $36.87 per share. As of March 15, 1999 the Company had 127 registered shareholders of record.

                                                                               1997
                                                                               ----
                                                                      High              Low
                                                                      ----              ---
First Quarter.................................................      $ 3.125           $0.0625

Second Quarter................................................      $13.625           $0.0625

Third Quarter/1/..............................................      $11.25            $9.312

Fourth Quarter................................................      $16.25            $7.75

------------------
/1/ On September 17, 1997, Cybernet Utah, the Company's predecessor, acquired Cybernet AG. Prior to that date. Cybernet Utah had no material business activities, assets or liabilities. Accordingly, stock prices for the period prior to September 17, 1997 do not relate to the business in which the Company is presently engaged.

                                                                               1998
                                                                               ----
                                                                      High              Low
                                                                      ----              ---
First Quarter.................................................      $34.50            $11.5

Second Quarter................................................      $28.75            $20.0

Third Quarter.................................................      $29.875           $18.0

Fourth Quarter................................................      $37.25            $14.0

                                Neuer Markt/1/   Berlin/1/       Munich/1/
                                -----------      ------          ------
                                High    Low    High    Low     High    Low
                                ----    ---    ----    ---     ----    ---
1998
  Fourth Quarter
   (from December 9, 1998)....  $38.67  $29.13 $38.16  $13.27  $37.99  $13.02
     Third Quarter............                  31.71   16.86   31.43   16.74
     Second Quarter...........                  29.14   21.94   28.86   21.26
     First Quarter............                  25.71   12.63   25.14   12.57

/1/ For purposes of this table, prices in DeutscheMarks have been converted to dollars at the rate of 1.75 DM for each dollar, and prices in Euros have been converted at the rate of 1.17 Euros for each dollar.

COMMON STOCK DIVIDEND POLICY

     We have never declared or paid cash dividends on our Common Stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

USE OF PROCEEDS

          On December 2, 1998 the SEC declared effective the Company's registration statement on Form S-1. Pursuant to that registration statement the Company sold 1.8 million shares of common stock at a price of $27 per share (an aggregate price of $48.6 million) in an offering for which the principal underwriter was Berliner Effektenbank A.G., Berlin. The underwriting discount amounted to $2.916 million. Holger Timm, a principal shareholder of the Company, and a former director of the Company, is the controlling shareholder of a financial institution which owns 40% of Berliner Effektenbank A.G. Berlin. Expenses paid to others in connection with the offering were approximately $1,308,000. Net proceeds of the Offering to the Company were approximately $44.41 million. Between closing of the Offering on December 9, 1998 and December 31, 1998 approximately $1.76 million was used to pay for a license required to become a Class 4 telecommunications carrier in Germany. The remainder was invested in low risk, high liquidity short term investments.

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 1998, we sold shares of Common Stock as follows:


-------------------------------------------------------------------------------------------------------------
          Securities Sold                  Purchasers               Consideration             Exemption
---------------------------------
    Date         Number of Shares
                  Class of Stock
-------------------------------------------------------------------------------------------------------------
August         58,825                Thomas Egner                  All the Shares of          Section 4(2)
1998           Common Stock          Uwe Hagenmeier                Open:Net (in connection
                                     Markus Kress                  with the Open: Net
                                     Oliver Schaeffer              acquisition)
-------------------------------------------------------------------------------------------------------------
May 1998       700,000               Private Placement Investors   $12,600,000                Regulation S
               Common Stock
-------------------------------------------------------------------------------------------------------------
December 28,   300,000                                             All the shares of Vianet   Section 4(2)
 1998          Common Stock          Tristan Libischer             (in connection with
                                     Alexander Wiesmueller         Vianet acquisition)
-------------------------------------------------------------------------------------------------------------

     In addition, between May 31, 1998 and December 31, 1998, most of the 1,400,000 shares of Series C Preferred Stock were converted to the same number of shares of Common Stock by the holders thereof, except for 3,590 shares that remained outstanding on December 31, 1998 but were converted in the first quarter of 1999.

     On February 19, 1999, we entered into an agreement to purchase 51% of the issued and outstanding stock of Sunweb Internet Services AG, a corporation organized under the laws of Switzerland for a consideration of 1,477,000 CHF and 25,000 shares of Common Stock, payable to Messrs. Juerg Heim and Marco Samek.


ITEM 6.  SELECTED FINANCIAL DATA

   The selected consolidated Statement of Operations data and Balance Sheet data as of and for the years ended December 31, 1996, 1997, and 1998 set forth below has been derived from the financial statements of the Company, which have been audited by Schitag Ernst & Young AG, independent auditors. Business acquisitions made by the Company during the periods for which selected financial data is presented below materially affect the comparison of such data from period to period. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                                         Years ended December 31,
                                        ---------------------------------------------------------
                                               1996                1997                 1998
                                                   (in thousands, except per share data)
Statement of Operations Data:
Revenue
    Internet Projects........          $  217             $ 1,598             $  5,139
    Network Services.........              91                 716                3,495
                                       ------             -------             --------
Total revenue................             308               2,314                8,634

Cost of Revenues
    Internet Projects........             237               1,495                4,699
    Network Services.........             119                 866                4,067
    Depreciation and
        Amortization.........               7                 171                1,674
                                       ------             -------             --------
Total cost of revenues.......             363               2,532               10,440
    Gross profit (loss)......             (55)               (218)              (1,806)

    General and administrative
        expenses.............             263                 482                1,576
    Marketing expenses.......             165               1,188                3,844
    Research and development.             179                 280                2,941
    Depreciation and
        amortization.........              22                 116                  880
                                       ------             -------             --------
                                          629               2,066                9,241

    Interest expense, net....               2                  39                   43
                                       ------             -------             --------
    Loss before taxes and
        minority interest....            (686)             (2,323)             (11,090)

    Income tax benefit.......             402               1,339                6,173
    Minority interest........           -----               -----                  145
    Net loss.................          $ (284)            $  (984)            $ (4,772)
                                       ======             =======             ========

    Basic and diluted loss
        per share............          $ (.12)            $  (.12)            $   (.30)

Balance Sheet Data:
    Working capital..........          $  339             $   891             $ 37,751
    Total assets.............           2,211              12,617               79,445
    Long-term debt(1)........           -----                  42                1,383
    Total stockholders'
        equity...............           1,790               8,908               67,359

----------------------------------
(1)    Including lease obligations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is based on our consolidated financial statements included elsewhere in this annual report. Such financial statements have been prepared in accordance with US GAAP. This section contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in such forward-looking statements. See "Forward Looking Statements" in Item 1, Part I.

     Through our subsidiaries, we are a leading provider of Internet communications services and solutions, primarily to medium-sized corporations in Germany, Austria, Northern Italy and Switzerland. Our Internet protocol solutions are based on a core product offering which includes Internet connectivity, virtual private networks, web-hosting, co-location, security solutions, electronic commerce, Intranet/Extranet and workflow solutions. We offer consulting, complete design and installation, training, technical support, and operation and monitoring of IP-based systems. Between the commencement of our operations in 1995 and December 1997, we concentrated our operations entirely in Germany. During that period we built up our technical capabilities by investing in personnel and research and development and by acquiring Artwise in September, 1997. During the same period we established our German network. Beginning in December 1997 we began to expand our operations outside Germany through the acquisition of Eclipse in Northern Italy and Vianet in Austria. We further strengthened our presence in Germany through the acquisition of Open:Net. Based principally on leased lines, our network now consists primarily of Cisco routers and Ascend nodes connected to a redundant high performance backbone infrastructure that offers Internet connectivity through dedicated leased lines at more than 100 POPs. It also offers a system of dial-up nodes with ISDN or analog modem ports which permits local dial up access to the entire population of Germany and a majority of the population of Austria and Northern Italy. When we complete our acquisition of 51% of Sunweb it will also offer local dial-up access to the entire population of Switzerland.

     We market our products and services primarily to medium-sized corporations throughout Europe with revenues between Euros 25 million and 500 million. We believe that this customer segment is underserved and has substantial and increasing communications needs. Medium-sized corporations typically lack the technical resources to build and maintain extensive communications systems and, as a consequence, they outsource many services and solutions to third parties. In particular, we focus on network intensive industries, such as Information Technology, tourism, service, retail, finance, government, media, advertising and manufacturing. After accounting for acquisition of Vianet, we currently provide services and solutions to approximately 11,000 customers, an increase from approximately 4,300 as of December 31, 1997, and approximately 1,460 as of December 31, 1996. No single customer accounted for more than 3% of our revenues in 1998. While our target market is the medium-sized businesses, we also provide services and solutions to prominent larger businesses.

     We have experienced high rates of revenue growth since commencing significant operations in 1996. Revenues increased from $307,673 in 1996 to $2,314,021 in 1997 and $8,633,528 in 1998. Our revenue growth has been generated through internal growth and by acquisitions. We anticipate that these rates of revenue growth will continue in the near future as we continue internal growth, and seek additional acquisition candidates.

     We classify our revenues into two categories, revenues from Internet Projects and revenues from Network Services. Internet Project revenues result from consulting, installation fees, training of customer employees and hardware and software sales. Among other things this category includes the installation of VPNs, websites, e-commerce solutions and customer servers in our Data Centers. Internet project revenues depend on the number, size and complexity of projects initiated by new and existing customers. Internet Projects typically are completed within three months. Internet Project related revenues are recognized upon completion and customer acceptance of the related project. Although we typically initiate relationships with customers through Internet Projects we also perform such projects for existing customers who require additional services or upgrades.

     In most cases, after completion of an Internet Project we derive a recurring stream of revenues from the ongoing management and monitoring of the services and solutions we have set up. We classify these recurring revenues as Network Services revenues which include recurring connectivity, maintenance and usage charges. Approximately 80% of Network Services revenues are from connectivity charges and the remainder is derived from fees for maintenance of VPNs, co-location and hosting services. Revenues from Network Services are recognized when provided to customers.

Year Ended December 31, 1998 As Compared To The Year Ended December 31, 1997

Results of Operations

Revenues

Total revenues increased by 273.1% from $2,314,021 in 1997 to $8,633,528 in 1998. Internet Project revenues increased by 221.6% from $1,597,869 in 1997 to $5,139,110 in 1998 and represented 69.1% and 59.5% of our total revenues in 1997 and 1998, respectively. Network Services revenues increased by 387.9% from $716,152 in 1997 to $3,494,418 in 1998. In 1998, Network Services represented 40.5% of total revenues as compared to 30.9% in 1997. The primary reason for this shift is that our recurring revenues grow as we expand our customer base. We expect this trend to continue.

Revenues from existing operations, accounted for 34.1% of Internet Project revenues in 1998 compared with 57.1% in 1997. Revenues from existing operations accounted for 23.7% of the growth in Internet Projects from year to year. This growth is attributable to new customers and additional sales to existing customers.

Revenues from acquired companies represented 65.9% of Internet Project revenues in 1998 compared with 42.9% in 1997, and accounted for 76.3% of the growth in Internet Projects revenues from year to year. In 1998 these revenues include a full year of operations of Artwise and Eclipse and three months of operations of Open:Net.

Network Services revenues increased by 387.9% from $716,152 in 1997 to $3,494,418 in 1998 and represented 30.9% and 40.5% of total revenues in 1997 and 1998, respectively. Revenues from existing operations represented 78.3% of Network Services revenues in 1998 compared with 100.0% in 1997. These revenues accounted for 72.7% of the growth in Network Services revenues from year to year.

Revenues from acquired companies represented 21.7% of Network Services revenues in 1998. Acquired companies did not contribute any Network Services revenues in 1997. Revenues from acquired companies accounted for 27.3% of the growth in Network Services revenues from year to year. In 1998 these revenues include a full year of operations of Artwise and Eclipse and three month of operations of Open:Net.

We derived $7,692,555 or 89.1% of total revenues in 1998 from our operations in Germany and $940,973 or 10.9% of total revenues from our operations in Italy.
On December 28, 1998, we acquired Vianet, our Austrian subsidiary, which had revenues of approximately $3.1 million in 1998. Future operating results will include Vianet revenues in Austria and revenues from Sunweb, a Swiss company 51% of which we have agreed to acquire.

Our total number of customers increased by 74.4% to approximately 7,400 at December 31, 1998 from 4,300 at December 31, 1997. No single customer accounted for more than 3% of our revenues in 1998.

Costs of Revenues

Total costs of revenues increased 312.4% from $2,531,787 in 1997 to $10,440,008 in 1998. Costs of revenues as a percentage of revenues increased from 109.4% in 1997 to 120.9% in 1998. Cost of revenues mainly consists of (i) telecommunications expenses, (ii) personnel costs, (iii) cost of hardware and software sold, (iv) amortization of product development costs, and (v) service and consulting expenses. Telecommunications expenses mainly represent the cost of transporting Internet traffic from our customer's location through a local telecommunications carrier to one of our access nodes and the cost of leasing lines to interconnect our backbone nodes.

The cost of our Internet Projects revenues increased by 214.2% from $1,495,234 in 1997 to $4,698,557 in 1998. This increase primarily resulted from increased purchases of hardware and software, that was installed at customer sites, and the costs of additional personnel. Cost of Internet Projects as a percentage of revenues decreased from 93.5% in 1997 to 91.4% in 1998. This decrease is primarily attributable to a reduction in training and seminar expenditures, partially offset by an increase in purchases of hardware and software.

The cost of our Network Services revenues increased by 370.0% from $865,357 in 1997 to $4,067,513 in 1998. This increase primarily consisted of additional leased line expenses. Cost of Network Services as a percentage of related revenues decreased from 120.8% in 1997 to 116.4% in 1998. This decrease is primarily attributable to a decline in personnel costs as a percentage of revenues and a reduction in purchased Internet Services due to the development of our own network. These decreases were partially offset by additional leased line expenses.

Depreciation and amortization, included in Costs of Revenues, increased from $171,196 in 1997 to $1,673,938 in 1998 as a result of new investments in product development from year to year. We have capitalized certain costs associated with designing the network, including related software. We have also capitalized investments made in building network capacity, including related personnel and consulting costs. These costs appear in our balance sheet under product development cost and are amortized over a period not exceeding four years.

General and Administrative Expenses

General and administrative expenses increased 227.1% from $481,700 in 1997 to $1,575,758 in 1998. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent and depreciation of office equipment. The increase in our general and administrative expenses reflects the costs of building a corporate infrastructure to support our anticipated growth and the addition of general and administrative expenses of companies acquired in 1997 and 1998. As a percentage of revenues, general and administrative expenses decreased from 20.8% in 1997 to 18.3% in 1998.

Marketing Expenses

Marketing expenses increased by 223.4% from $1,188,634 in 1997 to $3,844,232 in 1998. Marketing expenses consist principally of salaries of our sales force and advertising and communication expenditures. Higher marketing expenses reflect an increase in salary expense resulting from our larger sales force and an increase in advertising and communication expenses reflecting our drive to improve public awareness of our brand. As a percentage of revenues, our marketing expenses decreased from 51.4% in 1997 to 44.5% in 1998.

Research and Development

Research and development expenses increased 951.4% from $279,698 in 1997 to $2,940,865 in 1998. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. The development of our modular products and the related pricing research which we conducted in 1998 is reflected in the higher personnel costs included in research and development. The personnel utilized for this purpose include our own marketing force and the portion of their time which was devoted to product development is included in research and development. We also incurred consulting expenses in 1998 while researching the viability of certain telecommunications services that we plan to offer in the future. As a percentage of revenues, research and development increased from 12.1% in 1997 to 34.1% in 1998.

Depreciation and Amortization

Depreciation and amortization expense, increased from $115,899 in 1997 to $879,978 in 1998. This increase reflects increased depreciation of capital expenditures for property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and increased amortization of goodwill related to our 1997 and 1998 acquisitions.

Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the tangible assets of those companies. Goodwill is amortized over 10 years.

Interest Income and Expense

Interest expense increased 398.7% from $39,550 in 1997 to $197,243 in 1998 as a result of new capital lease obligations which we undertook in 1998 to finance acquisitions of computer equipment. Interest income in 1998 was earned on excess cash balances resulting from the proceeds of our 1998 equity offerings.

Income Taxes

We recorded income tax benefits of $1,339,407 in 1997 and $6,172,645 in 1998, arising principally from incurred operating losses. Under the current German tax code, these net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

Year Ended December 31, 1997 As Compared To The Year Ended December 31, 1996

Results of Operations

Revenues

Total revenues increased by 652.1% from $307,673 in 1996 to $2,314,021 in 1997, principally because 1997 was a full year of operation while 1996 involved substantial start up and initial marketing activities.

Revenues from Internet Projects represented 70.6% and 69.1% of total revenues in 1996 and 1997, respectively, and increased by 635.3% from $217,296 in 1996 to $1,597,869 in 1997. Revenues from Network Services represented 29.4% and 30.9% of total revenues in 1996 and 1997, respectively, and increased by 692.4% from $90,377 in 1996 to $716,152 in 1997.

Revenues from existing operations represented 57.1% of Internet Project revenues in 1997 compared with 100.0% in 1996. These revenues accounted for 50.4% of the growth in Internet Projects revenues from year to year. Revenues from acquired companies represented 42.9% of Internet Project revenues in 1997. These revenues accounted for 49.6% of the growth in Internet Projects revenues from year to year. These revenues include the results of operations of Artwise for four months in 1997.

Our total number of customers increased by 194.5% in 1997 to 4,300 customers from 1,460 in 1996. No single customer accounted for more than 7% of our revenues in 1997.

Costs of Revenues

Total costs of revenues increased 597.2% from $363,120 in 1996 to $2,531,787 in 1997. Costs of revenues as a percentage of revenues decreased from 118.0% in 1996 to 109.4% in 1997.

The cost of our Internet Projects revenues increased 530.8% from $237.037 in 1996 to $1,495,234 in 1997. This increase primarily resulted from increased personnel costs, training and seminars, and purchases of software that was installed at customer sites. Cost of Internet

Projects as a percentage of related revenues decreased from 109.1% in 1996 to 93.6% in 1997. This decrease is primarily attributable to a reduction of free lance staff costs.

The cost of our Network Services revenues increased by 625.4% from $119,297 in 1996 to $865,357 in 1997. This increase primarily consisted of increased personnel costs and the cost of additional leased lines. Cost of Network Services as a percentage of related revenues decreased from 132.0% in 1996 to 120.8% in 1997. This decrease is primarily due to a decline in purchased Internet services and leased line expenses as a percentage of revenues and was partially offset by additional personnel costs.

General and Administrative Expenses

General and administrative expenses increased 83.0% from $263,175 to $481,700 in 1997. Increases in our general and administrative expenses reflect the costs of building a corporate infrastructure, which will support our future growth. It also reflects the impact of the addition of general and administrative expenses of companies acquired in 1997. As a percentage of revenues, general and administrative expenses decreased from 85.5% in 1996 to 20.8% in 1997.

Marketing Expenses

Marketing expenses increased by 621.8% from $164,669 in 1996 to $1,188,634 in 1997. Increases in our marketing expenses are attributable primarily to increased salaries reflecting our efforts to build a larger sales force and larger advertising and communication expenses in our drive to improve public awareness of our brand name. As a percentage of revenues, our marketing expenses decreased from 53.5% in 1996 to 51.4% in 1997 due to a reduction of free lance staff costs and merchandising costs. These reductions were partially offset by higher personnel costs and advertising and communication expenses.

Research and Development

Research and development expenses increased 56.3% from $178,994 in 1996 to $279,698 in 1997 primarily as a result of increased personnel costs. As a percentage of revenues, our research and development decreased from 58.2% in 1996 to 12.1% in 1997 due to the growth of our revenues.

Depreciation and Amortization

Depreciation and amortization, increased from $21,263 in 1996 to $115,899 in 1997, reflecting increased capital expenditures in property, plant and equipment. The increase in goodwill amortization from 1996 to 1997 is due to goodwill additions generated by the 1997 acquisitions.

Interest Income and Expense

Interest expense increased from $2,079 in 1996 to $39,550 in 1997, principally due to the higher level of overdrafts and short term borrowings in 1997 compared to 1996. These overdrafts were used to fund the Company's working capital requirements.

Income Taxes

We recorded income tax benefits of $401,849 in 1996 and $1,339,407 in 1997, arising principally from operating losses incurred. Under the current German tax code, these net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

Quarterly results of operations

Our quarterly results are subject to seasonality. We typically experience an increased level of project sales in the last fiscal quarter. We also typically experience a slowdown in the first fiscal quarter as our customers refrain from making IT investment decisions until the completion of Cebit, a major European trade show.

Liquidity and Capital Resources

Since our inception, we have financed our operations and growth primarily from the proceeds of private and public sales of equity securities. Total net proceeds of equity offerings in the three years ended December 31, 1998 amounted to approximately $67,661,000. Additionally, in 1998, our subsidiaries financed the acquisition of certain equipment with capital lease obligations.

Our working capital, defined as the excess of our current assets over our current liabilities, was $37,750,651 at December 31, 1998 compared to $891,027 at December 31, 1997 and $339,353 at December 31, 1996. Cash and cash equivalents amounted to $42,875,877 at December 31, 1998 compared with $2,238,909 at December 31, 1997 and $27,889 at December 31, 1996. The increase in cash and cash equivalents primarily resulted from the proceeds of our first public equity offering in December 1998 and our private placements in May 1998 and June 1997.

Operating activities used cash of $550,703, $1,518,962 and $10,335,128 in each of the three years ended December 31, 1996, 1997 and 1998, respectively. The large increase in cash used in 1998 results from the significant loss before taxes for the year ended December 31, 1998 as we increased expenditures for marketing and research and development.

Investing activities used cash of $1,351,894, $4,703,943 and $9,928,634 in each of the three years ended December 31, 1996, 1997 and 1998, respectively. The large increase in 1998 results from the business acquisitions in 1998 and the increase in expenditures for property and equipment. Expenditures for property and equipment, consisted principally of purchases of computer hardware and other expenditures related to our Internet backbone and equipment necessary to support our anticipated growth.

Financing activities provided cash of $2,084,784, $8,644,256 and $60,010,168 in each of the three years ended December 31, 1996, 1997 and 1998, respectively. The large increase in 1998 results principally from our December 1998 public equity offering which generated $44,977,376 in net proceeds and the May 1998 private equity offering which generated $12,600,000 in proceeds. In June 1997, we completed a private placement which generated $8,070,427 in net proceeds.

At December 31, 1998 we had available combined cumulative tax loss carryforwards of approximately $20,230,048 most of which relate to our German operations. Under current German tax law, these tax loss carryforwards have no expiration date. We have not provided any valuation allowance against the deferred tax asset related to these loss carryforwards. However, if we were unable to generate sufficient taxable income in the future or if the current tax law were changed, a valuation allowance would be required to be established through a charge to income. In March 1999, the German government passed new tax legislation which reduced the corporate income tax rate from 45% to 40%. The impact of recalculating the deferred tax assets and liabilities using the new rate is required to be recorded in the first quarter of 1999 and is estimated to be approximately $522,000.

We believe that our cash and cash equivalents will provide adequate liquidity to fund our normal operating activities over the next twelve months and in the intermediate term. However, our strategic plan is to continue to seek additional acquisitions and to enhance our capabilities in both IP and other communications services through significant capital expenditures. These strategic initiatives will be initially financed from the portion of the proceeds of the December 1998 public equity offering which exceeds our normal operating requirements and may require additional private or public offerings of debt or equity securities.

Year 2000

The commonly referred to Year 2000 problem results from the fact that many existing computer programs and systems use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of a change in the century designation. If not corrected, computer applications that use a two-digit format could fail or create erroneous results in any computer calculation or other process involving the Year 2000 or a later date. We have identified two main areas of Year 2000 risk for our IT systems:

    . our internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in our operations; and

    . computer systems or embedded chips of third parties including (without limitation) financial institutions, suppliers, vendors, landlords, customers, suppliers of communications services and others could be disrupted or fail, causing an interruption or decrease in our ability to continue our operations.

We have evaluated our state of readiness for the Year 2000 issue. With regard to our internal IT systems, we have concluded that substantially all of those systems are Year 2000 compliant. Our personnel tested and analyzed our systems in the course of regular quality control and research development. We did not require significant additional expenses to do this evaluation. We have also instituted procedures to assure that IT systems installed in 1999 will be Year 2000 compliant. With regard to third parties, we make sure newly acquired IT systems will be Year 2000 compliant. In addition, we have been assured by all major suppliers, vendors and customers that the following existing IT and other systems, upon which we rely for products and services and for internal operations, are Year 2000 compliant:

    . the Cisco routers we use in connection with leased telephone line communications;

    . the Ascend routers we use in connection with telephone dial-up communications;

    .  Sun Workstations, our main Internet servers;

    .  the Microsoft software we use in our internal office operations;

    .  our network facilities supplied by Info AG;

    .  our global transit facilities supplied by AT&T Unisource;

    .  our leased telephone lines supplied by Deutsche Telekom AG;

    . the electric power to our main offices and several of its nodes, supplied by Stadtwerke Munich.

Based on those assurances, we believe that the IT systems utilized in our principal network, backbone and internal operations will meet Year 2000 requirements. We do not anticipate significant interruptions of billings or service to customers or disruptions of internal operations attributable to the Year 2000 problem. We have plans to complete the integration of operations of newly acquired subsidiaries into our current IT system during 1999. Compliance with Year 2000 issues on a company-wide basis will not require acceleration of planned expenditures for the purpose of remediation. We are now determining whether suppliers of secondary significance to our business, such as local suppliers of telephone service and electric power, are Year 2000 compliant. Some of these subsidiary systems are non-essential, as they duplicate systems that we have determined will operate in the Year 2000 environment. We anticipate completing our inquiries regarding secondary systems during the first quarter of 1999. Based on our experience to date, we do not anticipate that we will be required to incur significant additional operating expenses or to invest heavily to obtain Year 2000 compliance for these systems. To date, the only costs in connection with our Year 2000 evaluation have been limited to internal staff costs, which have been expensed as incurred. The financial information contained in this prospectus includes such costs, which are not material. To respond to our customers' inquiries we are in the process of developing a report to inform our customers about the effect of Year 2000 problem on our products and services. We anticipate utilizing an outside consultant to prepare such report at a cost estimated to be 50,000 DM. Because we believe that our systems are Year 2000 compliant, we have not developed a theoretical worst case analysis or a contingency plan to deal with such a contingency.

With respect to non-IT systems, our operations do not depend in a significant manner on such embedded technology. All of our desk-type computers and telephones are Year 2000 compliant. Our offices' climate control, elevators [and monitor alarms] have embedded systems. Our operations do not depend on elevators for access to the principal offices. We are in the process of evaluating whether the embedded systems at our other facilities are Year 2000 compliant. Accordingly, we have not developed formal contingency plans in this regard.

Conversion to the Euro

On January 1, 1999, 11 of the 15 EU member countries (the "participating countries") adopted the Euro as their common legal currency, at which time their respective individual currencies became irrevocably fixed at a rate of exchange to the Euro, and the Euro became a currency in its own right. Presently, the following 11 currencies are subject to the Euro conversion: The Austrian Shilling, the Belgian Franc, the Dutch Guilder, the Finnish Markka, the French Franc, the Deutsche Mark, the Irish Punt, the Italian Lira, the Luxembourg Franc, the Portuguese Escudo and the Spanish Peseta.

From January 1, 1999 until January 1, 2002 (the "transition period"), the Euro will exist in electronic form only and the participating countries' individual currencies will persist in tangible form as legal tender in fixed denominations of the Euro. During the transition period, we must manage transactions with our customers and our third party vendors in both the Euro and the participating countries' respective individual currencies. This may cause significant logistical problems. We may incur increased operational costs and may have to modify or upgrade our information systems in order to:

    .  convert individual currencies to Euro;

    .  convert individual currencies of participating countries into each other;

    . execute conversion calculations utilizing six-digit exchange rates and other prescribed requirements;

    .  accommodate the new Euro currency symbol; and

    . permit pricing, advertising, billing, accounting, internal financial calculations, sales and other transactions or practices to be effected simultaneously in Euro and the participating countries' respective individual currencies.

Changes in pricing denominations for products once sold and advertised in an individual currency and now sold and advertised in the Euro could cause material billing errors and complications. Fluctuations in the business cycles of a participating country or a failure on any participating country's part to comply with EC directives could have negative economic effects on other participating countries, including countries in which we operate. Additionally, the participating countries' pursuant of a single monetary policy may adversely affect the particular economies of markets in which we conduct business. Any of the above could have a material adverse effect on Cybernet.

We have been selecting and purchasing our computer and operational systems in an attempt to ensure that our ability to transact business will not be impaired by complications resulting from the introduction of the Euro. While we believe that our systems have not been adversely impacted by the Euro conversion, we cannot guarantee that we will be able to avoid the accounting, billing and logistical difficulties that might result from the introduction of the Euro. In addition, we cannot be sure that we, our third-party suppliers or our customers will be able to implement the necessary protocols successfully. If we, our third-party vendors, customers or any others with whom we must interact or interconnect, fail to adapt and modify our procedures and systems to accommodate the Euro conversion, this could materially adversely affect our results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not utilize market-risk-sensitive instruments, such as derivative financial instruments. Its primary market risk is in the area of interest rate and foreign currency exchange rate risks.

     The Company is exposed to typical interest rate risks insofar as changes of future interest rates will lead to changes in interest income and expense. However, the Company currently does not have any significant fixed rate debt and maintains its cash balances in deposits at banks and highly liquid short term investments, such as money market mutual funds. The Company does not use interest rate sensitive instruments to hedge this interest rate risk exposure, because it believes the exposure of its operating results to changes in interest rates is insignificant.

     All of the Company's revenues are denominated in currencies other than the U.S. Dollar. However, the Company has chosen the U.S. Dollar as its reporting currency. Approximately 89% of the Company's revenues in 1998 were denominated in Deutsche Mark and as such, the majority of its foreign exchange rate exposure relates to changes in the exchange rate between the Deutsche Mark and United States Dollar. The Company estimates that a ten percent adverse change in the exchange rate between the United States Dollar and the Deutsche Mark would have increased the Company's reported net loss for 1998 by approximately $530,300.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears beginning on page F-1 of this report.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors Director Compensation" and "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "Compensation Committee Report on Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to information to be included under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information to be included under the caption "Election of Directors Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.   Documents filed as a part of this report.


     1.   FINANCIAL STATEMENTS

          See Index to Financial Statements on page F-1.

     2.   FINANCIAL STATEMENT SCHEDULE

          The following consolidated financial statement schedule of Cybernet Internet Services International, Inc. is included in Item 14(d) and presented as a separate section of this Report: Schedule II Valuation and Qualifying Accounts: page F-19.

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


     3.   EXHIBITS

          Listed below are all of the Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.


-------------------------------------------------------------------------------------------------
Exhibit                   Description
Number                    of Exhibit                                   Location
-------                   -----------                                  --------
-------------------------------------------------------------------------------------------------
 2.1           Agreement and Plan of Merger between      Incorporated by reference from Exhibit
               the Registrant and Cybernet Internet      2.1 to the Company's Registration
               Services International, Inc., a Utah      Statement on Form S-1 declared
               corporation, dated as of October 9, 1998  effective on December 2, 1998, located under Securities and Exchange
                                                         Commission File No. 333-63755
                                                         ("December 1998 Registration Statement")
-------------------------------------------------------------------------------------------------
 3.1           Certificate of Incorporation              Incorporated by reference from Exhibit
                                                         3.1 to the December 1998 Registration
                                                         Statement
-------------------------------------------------------------------------------------------------
 3.2           Bylaws                                    Incorporated by reference from Exhibit
                                                         3.2 to the December 1998 Registration
                                                         Statement
-------------------------------------------------------------------------------------------------
 4.1           Certificate of Incorporation              See Exhibit 3.1 Above

-------------------------------------------------------------------------------------------------
 4.2           Bylaws                                    See Exhibit 3.2 Above
-------------------------------------------------------------------------------------------------
10.1           Sale and Assignment of Shares in          Incorporated by reference from Exhibit
               Open:Net Internet Solutions GmbH          10.2 to the December 1998 Registration
                                                         Statement
-------------------------------------------------------------------------------------------------
10.2           Stock Purchase Agreement (Vianet)         Incorporated by reference from Exhibit
                                                         10.4 to the December 1998 Registration
                                                         Statement
-------------------------------------------------------------------------------------------------
10.3           Pooling Agreement (Vianet)
10.3.1         Libischer                                 Filed herewith
10.3.2         Wiesmueller                               Filed herewith
-------------------------------------------------------------------------------------------------
10.4           Stock Purchase Agreement (SunWeb)         Filed herewith
-------------------------------------------------------------------------------------------------
10.5           Employment Agreement (Andreas Eder)       Filed herewith
-------------------------------------------------------------------------------------------------
10.6           Employment Agreement (Alessandro          Filed herewith
               Giacalone)
-------------------------------------------------------------------------------------------------
10.7           Employment Agreement (Christian           Filed herewith
               Moosmann)
-------------------------------------------------------------------------------------------------
10.8           Employment Agreement (Timon Lutze)        Filed herewith
-------------------------------------------------------------------------------------------------
10.9           Employment Agreement (Tristan Libischer)  Filed herewith
-------------------------------------------------------------------------------------------------
10.10          Employment Agreement (Alexander           Filed herewith
               Wiesmueller)
-------------------------------------------------------------------------------------------------
10.11          Lease Munich Headquarter                  Incorporated by reference from Exhibit
                                                         10.13 to the December 1998 Registration
                                                         Statement
-------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------
Exhibit                   Description
Number                    of Exhibit                                   Location
-------                   -----------                                  --------
-------------------------------------------------------------------------------------------------
10.12          Lease Data Center in [Hamburg]            Filed herewith
-------------------------------------------------------------------------------------------------
10.13          1998 Stock Incentive Plan                 Incorporated by reference from Exhibit
                                                         10.18 to the December 1998 Registration
                                                         Statement
-------------------------------------------------------------------------------------------------
10.14          1998 Outside Directors' Stock Option      Incorporated by reference from Exhibit
               Plan                                      10.19 to the December 1998 Registration
                                                         Statement
-------------------------------------------------------------------------------------------------
10.15          Ebone Agreement                           Incorporated by reference from Exhibit
                                                         10.16 to the December 1998 Registration
                                                         Statement
-------------------------------------------------------------------------------------------------
21.            Subsidiaries of the Company               Filed herewith
-------------------------------------------------------------------------------------------------
27             Financial Data Schedule                   Filed herewith
-------------------------------------------------------------------------------------------------


b.   Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CYBERNET INTERNET SERVICES
                              INTERNATIONAL, INC.

March 30, 1999
                                    /s/  Andreas Eder
                              By: _________________________________________
                                  Chairman of the Board of Directors, Chief
                                  Executive Officer and President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         Signature                       Title                      Date
         ---------                       -----                      ----
   /s/  Andreas Eder
_________________________________  Chairman of the Board    March 30, 1999
     Andreas Eder                  of Directors, Chief
                                   Executive Officer


   /s/  Dr. Alessandro Giacalone
_________________________________  Director and Chief       March 30, 1999
     Dr. Alessandro Giacalone      Operating Officer


   /s/  Tristan Libischer
_________________________________  Director                 March 30, 1999
     Tristan Libischer


   /s/  Dr. Hubert Besner
_________________________________  Director                 March 30, 1999
     Dr. Hubert Besner


   /s/  G.W. Norman Wareham
_________________________________  Director                 March 30, 1999
     G.W. Norman Wareham

         Signature                       Title                      Date
         ---------                       -----                      ----
   /s/  Robert Fratarcangelo
_________________________________  Director                 March 30, 1999
     Robert Fratarcangelo


   /s/  Christian Moosmann
_________________________________  Principal Financial      March 30, 1999
     Christian Moosmann            and Accounting Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                   Page
                                                                                                                  ------
CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
  Independent Auditors' Report..................................................................................  F- 2
  Consolidated Balance Sheets December 31, 1998, 1997 and 1996..................................................  F- 3
  Consolidated Statements of Loss and Comprehensive Loss years ended December 31, 1998, 1997 and 1996...........  F- 4
  Consolidated Statements of Cash Flows years ended December 31, 1998, 1997 and 1996............................  F- 5
  Consolidated Statements of Shareholders' Equity years ended December 31, 1996, 1997 and 1998..................  F- 6
  Notes to Consolidated Financial Statements....................................................................  F- 7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Cybernet Internet Services International, Inc.:

  We have audited the accompanying consolidated balance sheets of Cybernet Internet Services International, Inc. and its subsidiaries ("the Company") as of December 31, 1998, 1997 and 1996, and the related consolidated statements of loss and comprehensive loss, cash flows and changes in shareholders' equity for each of the three years then ended. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements and Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Schitag Ernst & Young

Deutsche Allgemeine Treuhand AG
Munich, Germany
March 12, 1999

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                       ------------------------------------------
                                                                           1996          1997           1998
                                                                       ------------  -------------  -------------
ASSETS
     Cash and cash equivalents.......................................   $   27,889    $ 2,238,909    $42,875,877
     Short-term investments (Note 4).................................      453,698        817,913        112,503
     Accounts receivable -- trade, net of allowance
      for doubtful accounts of $15,164, $ 33,417 and
      $ 361,393 at December 31, 1996, 1997 and 1998,
      respectively...................................................      183,513      1,130,981      3,248,754
     Other receivables...............................................       84,675        285,432      1,793,153
     Prepaid expenses and other assets...............................       10,607         59,906        423,114
                                                                        ----------    -----------    -----------
          Total current assets.......................................      760,382      4,533,141     48,453,401
     Property and equipment, net (Note 5)............................      630,760      2,284,793      7,970,300
     Product development costs, net..................................      426,996      2,818,069      5,742,793
     Goodwill, net...................................................           --      1,322,566      6,504,576
     Deferred income taxes (Note 12).................................      392,977      1,652,809      8,166,171
     Other assets....................................................           --          5,679      2,607,488
                                                                        ----------    -----------    -----------
TOTAL ASSETS.........................................................   $2,211,115    $12,617,057    $79,444,729
                                                                        ==========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Overdrafts and short-term borrowings (Note 8)...................   $   71,881    $   413,625    $   287,097
     Trade accounts payable..........................................      226,379      1,373,901      3,346,372
     Other accrued liabilities.......................................       40,953        480,228      1,072,877
     Deferred purchase obligations (Note 3)..........................           --        980,693      4,482,967
     Current portion long term debt and capital lease
      obligations....................................................           --             --        924,670

     Accrued personnel costs.........................................       81,816        393,667        588,767
                                                                        ----------    -----------    -----------
          Total current liabilities..................................      421,029      3,642,114     10,702,750
     Long-term debt (Note 9).........................................           --         41,691         66,829
     Capital lease obligations.......................................           --             --      1,315,737
     Minority Interest...............................................           --         24,937             --
SHAREHOLDERS' EQUITY
     Common stock $.001 par value, 50,000,000 shares
      authorized, 5,160,000, 14,681,891 and  18,762,138
      shares issued and outstanding at December 31, 1996,
      1997 and 1998, respectively...................................        5,160         14,682         18,762
     Preferred stock $.001 par value, 50,000,000 shares
      authorized, 6,360,000 7,760,000 and  6,360,000
      issued and outstanding at December 31, 1996,
      1997 and 1998, respectively....................................        6,360          7,760          6,360
     Subscription receivable.........................................           --       (735,000)       (19,210)
     Additional paid in capital......................................    2,065,899     11,102,257     72,794,936
     Accumulated deficit.............................................     (287,196)    (1,271,036)    (6,435,676)
     Other comprehensive income (loss)...............................         (137)      (210,348)       994,241
                                                                        ----------    -----------    -----------
     Total shareholders' equity......................................    1,790,086      8,908,315     67,359,413
                                                                        ----------    -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................   $2,211,115    $12,617,057    $79,444,729
                                                                        ==========    ===========    ===========

          See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

                                                                           Years ended December 31,
                                                                   -----------------------------------------
                                                                      1996          1997           1998
                                                                   -----------  -------------  -------------
Revenue
     Internet Projects...........................................  $  217,296    $ 1,597,869   $  5,139,110
     Network Services............................................      90,377        716,152      3,494,418
                                                                   ----------    -----------   ------------
Total revenues...................................................     307,673      2,314,021      8,633,528
Cost of revenues:
     Internet Projects...........................................     237,037      1,495,234      4,698,557
     Network Services............................................     119,297        865,357      4,067,513
     Depreciation and amortization...............................       6,786        171,196      1,673,938
                                                                   ----------    -----------   ------------
Total cost of revenues...........................................     363,120      2,531,787     10,440,008
                                                                   ----------    -----------   ------------
Gross loss.......................................................     (55,447)      (217,766)    (1,806,480)
General and administrative expenses..............................     263,175        481,700      1,575,758
Marketing expenses...............................................     164,669      1,188,634      3,844,232
Research and development expenses................................     178,994        279,698      2,940,865
Depreciation and amortization....................................      21,263        115,899        879,978
                                                                   ----------    -----------   ------------
                                                                      628,101      2,065,931      9,240,833
Interest expense.................................................       2,079         39,550        197,243
Interest income..................................................          --             --        154,296
                                                                   ----------    -----------   ------------
Loss before taxes and minority interest..........................    (685,627)    (2,323,247)   (11,090,260)
Income tax benefit...............................................     401,849      1,339,407      6,172,645
                                                                   ----------    -----------   ------------
Net loss before minority interest................................    (283,778)      (983,840)    (4,917,615)
Minority interest................................................          --             --        144,925
Net loss.........................................................    (283,778)      (983,840)    (4,772,690)
Other comprehensive loss:
     Foreign currency translation adjustments....................      (5,089)      (210,211)     1,204,589
                                                                   ----------    -----------   ------------
Comprehensive loss...............................................  $ (288,867)   $(1,194,051)  $ (3,568,101)
                                                                   ==========    ===========   ============
Basic and diluted loss per share.................................       $(.12)        $(.12)         $(.30)
                                                                   ==========    ===========   ============
Number of shares used to compute earnings per share..............   2,465,782      8,342,297     16,012,653
                                                                   ----------    -----------   ------------

          See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years ended December 31,
                                                                                    ------------------------------------------
                                                                                        1996          1997           1998
                                                                                    ------------  ------------  --------------
Cash Flows from Operating Activities:
Net loss..........................................................................  $  (283,778)  $  (983,840)   $(4,772,690)
Adjustments to reconcile net income to net cash provided by
  operating activities:
Minority interest.................................................................           --            --        (144,925)
Deferred tax credit...............................................................     (401,849)   (1,348,932)     (6,172,645)
Depreciation and amortization.....................................................       47,031       200,565       2,553,916
Provision for losses on accounts receivable.......................................       15,456        33,417         120,862
Changes in operating assets and liabilities:
Trade accounts receivable.........................................................     (203,112)     (475,300)     (1,295,646)
Other receivables.................................................................      (69,583)     (136,141)     (1,424,697)
Prepaid expenses and other current assets.........................................      (10,847)      (32,120)       (310,176)
Trade accounts payable............................................................      231,490      (401,835)      1,027,728
Other accrued expenses and liabilities............................................       40,826     1,377,685          16,748
Accrued personnel costs...........................................................       83,663       247,539          66,397
                                                                                    -----------   -----------    ------------
     Total changes in operating assets and liabilities............................       72,437       579,828      (1,919,646)
                                                                                    -----------   -----------    ------------
     Net cash used in operating activities........................................     (550,703)   (1,518,962)    (10,355,128)
Cash Flows from Investing Activities:
Purchase of short-term investments................................................     (727,693)   (7,280,037)       (104,654)
Proceeds from sale of short term investments......................................      304,470     6,931,035         810,063
Purchase of property and equipment................................................     (552,104)   (1,707,843)     (6,033,959)
Product development costs.........................................................     (576,567)   (2,377,782)     (3,865,930)
Acquisition of businesses, net of cash acquired...................................           --      (269,316)       (734,154)
                                                                                    -----------   -----------    ------------
     Net cash used in investing activities........................................   (1,551,894)   (4,703,943)     (9,928,634)
Cash Flows from Financing Activities:
Proceeds from issue of common stock, net..........................................    2,012,903     8,070,427      57,577,376
Repayment of subscription receivable..............................................           --            --         715,790
Proceeds from borrowings..........................................................       71,881       700,000       2,092,163
Repayments of borrowings..........................................................           --      (126,266)       (375,161)
                                                                                    -----------   -----------    ------------
     Net cash provided by financing activities....................................    2,084,784     8,644,161      60,010,168
                                                                                    -----------   -----------    ------------
Net (decrease) increase in cash and cash equivalents..............................      (17,813)    2,421,256      39,746,406
Cash and cash equivalents at beginning of year....................................       49,143        27,889       2,238,909
Translation adjustments...........................................................       (3,441)     (210,236)        890,562
                                                                                    -----------   -----------    ------------
Cash and cash equivalents at end of year..........................................  $    27,889   $ 2,238,909    $ 42,875,877
                                                                                    ===========   ===========    ============

Supplemental disclosure of noncash investing and financing activities:

Acquisitions (Note 3):
  Fair value of assets acquired...................................................           --   $ 2,230,146    $  8,800,013
  Less:
     Cash acquired................................................................           --       182,550         129,564
     Deferred purchase obligation.................................................           --            --       4,482,965
     Cash paid....................................................................           --       451,866         863,718
     Stock issued.................................................................           --     1,051,322       1,677,223
                                                                                    -----------   -----------    ------------
  Liabilities assumed.............................................................           --   $   544,408    $  1,646,543
                                                                                    ===========   ===========    ============

     Stock dividend                                                                          --            --        (391,950)

Other supplemental cash flow disclosures:

     Cash paid for interest.......................................................       (2,079)      (39,550)       (197,243)
     Cash paid for taxes..........................................................           --        16,550          11,457

          See accompanying notes to consolidated financial statements

                                              Common Stock                  Preferred Stock
                                       ----------------------------  ---------------------------    Subscription
                                          Shares         Amounts        Shares           Amount      Receivable
                                       ------------  --------------  -------------  -------------  -------------
Balance
  January 1, 1996.....................      161,250         $   161     6,360,000        $ 6,360             --
Issuance of shares for cash...........    4,998,750           4,999
Net loss..............................           --              --
Currency translation adjustment.......           --
                                         ----------         -------    ----------        -------   ------------
Balance December 31, 1996.............    5,160,000         $ 5,160     6,360,000        $ 6,360             --
Issuance of shares in reverse
  acquisition.........................    9,521,891           9,522
Issuance of shares for cash...........                                  1,400,000          1,400       (735,000)
Currency translation adjustment.......
Net loss..............................
                                         ----------         -------    ----------        -------   ------------
Balance December 31, 1997.............   14,681,891         $14,682     7,760,000        $ 7,760      $(735,000)
Conversion of preferred stock.........    1,400,000           1,400    (1,400,000)        (1,400)
Stock dividend........................       21,775              22
Issuance of shares for Artwise
 acquisition..........................       72,620              72
Issuance of shares for cash...........      700,000             700
Payment of subscription receivable....                                                                  715,790
Issuance of shares for cash...........    1,800,000           1,800
Issuance of shares for Open:Net
 acquisition..........................       58,825              59
Issuance of shares for Eclipse
 acquisition..........................       27,000              27
Currency translation adjustment.......
Net loss..............................
                                         ----------         -------    ----------        -------   ------------
Balance December 31, 1998.............   18,762,111         $18,762     6,360,000        $ 6,360      $ (19,210)
                                         ==========         =======    ==========        =======   ============




                                            Additional                                 Accumulated Other          Total
                                             Paid-In            Accumulated             Comprehensive         Stockholders'
                                             Capital              Deficit               Income (Loss)             Equity
                                        ------------------  -------------------  --------------------------  --------------
Balance
  January 1, 1996..................... $    57,995         $    (3,418)                 $    4,952             $    66,050
Issuance of shares for cash...........   2,007,904                                                               2,012,903
Net loss..............................                        (283,778)                                           (283,778)
Currency translation adjustment.......                                                      (5,089)                 (5,089)
                                       -----------         -----------                  ----------             -----------
Balance December 31, 1996............. $ 2,065,899         $  (287,196)                 $     (137)            $ 1,790,086
Issuance of shares in reverse
  acquisition.........................     232,331                                                                 241,853
Issuance of shares for cash...........   8,804,027                                                               8,070,427
Currency translation adjustment.......                                                    (210,211)               (210,211)
Net loss..............................                        (983,840)                                           (983,840)
                                       -----------         -----------                  ----------             -----------
Balance December 31, 1997............. $11,102,257         $(1,271,036)                 $ (210,348)            $ 8,908,315
Conversion of preferred stock.........                                                                                  --
Stock dividend........................     391,928            (391,950)                                                 --
Issuance of shares for Artwise
 acquisition..........................   1,052,919                                                               1,052,991
Issuance of shares for cash...........  12,599,300                                                              12,600,000
Payment of subscription receivable....                                                                             715,790
Issuance of shares for cash...........  44,975,576                                                              44,977,376
Issuance of shares for Open: Net
 acquisition..........................   1,677,223                                                               1,677,282
Issuance of shares for Eclipse
 acquisition..........................     995,733                                                                 995,760
Currency translation adjustment.......                                                   1,204,589               1,204,589
Net loss..............................                      (4,772,690)                                         (4,772,690)
                                       -----------         -----------                  ----------             -----------
Balance December 31, 1998............. $72,794,936         $(6,435,676)                 $  994,241             $67,359,413
                                       ===========         ===========                  ==========             ===========


                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  Cybernet Internet Services International, Inc. ("the Company") (formerly known as New Century Technologies Corporation) was incorporated under the laws of the State of Utah on September 27, 1983. The Company changed its state of incorporation to Delaware in November 1998. Effective September 16, 1997 the Company acquired Cybernet Internet Dienstleistungen AG ("Cybernet AG"), a German stock corporation which offers a variety of Internet related telecommunication and systems integration services to corporate customers. Cybernet AG was founded in December 1995, and commenced significant operations in 1996. The acquisition has been accounted for as a reverse acquisition whereby the Company is considered to be the acquiree even though legally it is the acquiror. Accordingly, the accompanying financial statements present the historical financial statements of Cybernet AG from January 1, 1996, through the acquisition date of September 16, 1997 and the consolidated financial statements of the Company and Cybernet AG since that date. Since the fair value of the net assets of the Company were equal to their net book value on September 16, 1997, the assets and liabilities of the Company remained at their historical cost following the acquisition.


2.  Summary of Significant Accounting Policies

Principles of Consolidation

  The consolidated financial statements include the accounts of all majority-owned subsidiaries of the Company. All significant intercompany investments, accounts, and transactions have been eliminated.

Foreign Currency

  The assets and liabilities for the Company's international subsidiaries are translated into U.S. dollars using current exchange rates at the balance sheet dates. Statement of operations items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the foreign currency translation adjustment account in equity. Foreign currency transaction gains or losses are included in net earnings (loss).

Revenue Recognition

  The Company offers Internet telecommunication and systems integration products and network access services. Telecommunication and system integration products consist of the development of customized business solutions, installation of hardware and software and production support. Ongoing network services consist of monthly user fees for network access and related services.

  Revenues from telecommunication and systems integration products are recognized upon completion of the related project and customer acceptance. Revenues from ongoing network access services are recognized when provided to customers.

Property and Equipment

  Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset, which ranges from 4 years (computer equipment and software) to 10 years (leasehold improvements and furniture and fixtures).

Product Development Costs

  The Company capitalizes costs incurred related to the development of products that will be sold to customers. Costs capitalized include direct labor and related overhead and third party costs related to establishing network systems. All costs in the development process are classified as research and development and expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, which is defined as completion of a working model, such costs are capitalized until the individual products are commercially available. Amortization, which began in 1997, is calculated using the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenues for that product or (b) the straight-line method over four years. The carrying value of product development costs is regularly reviewed by the Company and a loss recognized when the net realizable value falls below the unamortized cost. No such losses have been recognized to date. Accumulated amortization amounted to $75,494 and $1,016,700 at December 31, 1997 and 1998 respectively.

Advertising Costs

  Advertising costs are expensed as incurred. Advertising expense was $49,906, $226,763 and $609,948 in the years ended December 31, 1996, 1997 and 1998.

Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short Term Investments

  In accordance with Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholder's equity.

  Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The Company has classified all debt and equity securities as available-for-sale.

Income Taxes

  The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Fair Value of Financial Instruments

  The carrying value of financial instruments such as cash, accounts receivable, short term investments and accounts payable approximate their fair value based on the short-term maturities of these instruments. The carrying value of bank debt approximates fair value based on quoted market prices for the same or similar issues as well as the current rates offered to the Company. Note 4 contains a detail of short-term investments held by the Company.

  Substantially all of the Company's cash is deposited in a local German bank. Short term investments are comprised of investments in highly liquid mutual funds. Credit risk in connection with accounts receivable is minimized by the diverse nature of the Company's customer base.


Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill

  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 10 years. Accumulated amortization totaled $18,693 and $312,436 at December 31, 1997 and 1998, respectively. The Company assesses the recoverability of goodwill by determining whether the amortization of the related balance over its remaining life can be recovered through reasonably expected undiscounted future cash flows. Management evaluates the amortization period to determine whether later events and circumstances warrant revised estimates of the amortization period.

Stock Compensation

  The Company accounts for its stock option compensation under Accounting Principles Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company presents all disclosures required by Statement of Financial Accounting Standards No. 123 ("Statement 123") in Note 11.

Comprehensive Income

  In 1998, the Company adopted Financial Accounting Standards Board Statement 130 "Reporting Comprehensive Standards" ("Statement 130"), which requires the disclosure of the Company's comprehensive income. Comprehensive income is defined as all changes in shareholders' equity exclusive of transactions with owners such as capital investments and dividends. All prior periods have been restated to conform with the reporting requirements of Statement 130.

Segment Disclosures

  In 1998, the Company adopted Financial Accounting Standards Board Statement 131 "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"), which requires disclosures of certain financial information of the Company's business operating segments. All prior periods have been restated to conform with the disclosure requirements of Statement 131.

Reclassifications

  Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.


3.  Business Acquisitions

  On September 16, 1997, the Company acquired all of the outstanding shares of the common stock of Cybernet AG in exchange for the issuance of 5,160,000 shares of common stock of the Company, 1,200,000 shares of Series A preferred stock of the Company and 5,160,000 shares of Series B preferred stock of the Company, such shares representing the outstanding shares of the Company at that date. Generally accepted accounting principles require that the Company be considered the acquired company for financial statement purposes (a reverse acquisition) even though the entity will continue to be called Cybernet Internet Services International, Inc. Therefore, the acquisition has been recorded as a recapitalization of Cybernet AG. The effects of the reverse acquisition have been reflected for all share amounts in the accompanying financial statements. The Company had no operations at the time of the reverse acquisition.

  Effective September 16, 1997, the Company acquired 100% of the outstanding shares of Artwise GmbH ("Artwise"), for a total consideration of DM 1,710,040 ($954,263). DM 475,000 ($265,067) of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 72,620 shares of the common stock of the Company in February, 1998. The shares issued in February 1998, which were recorded as additional goodwill, were partially contingent upon the achievement of certain financial goals by Artwise for the year ended December 31, 1997. The acquisition has been accounted for using the purchase method of accounting and accordingly the accompanying financial statements reflect Artwise's results of operations from September 16, 1997. Goodwill recorded in connection with the acquisition of Artwise, of DM 1,507,493 ($841,188), is being amortized over 10 years.

  Effective December 11, 1997, the Company acquired 66% of the outstanding shares of Eclipse s.r.l. ("Eclipse"), for a total consideration of DM 982,763 ($548,386). DM 334,764 ($186,799) of the purchase price was paid in cash with the remainder to be settled in exchange for the issuance of 27,000 shares of the common stock of the Company in 1999. The acquisition has been accounted for using the purchase method of accounting. Eclipse's results of operations for the period December 11, 1997 through December 31, 1997 are not included in the accompanying financial statements due to immateriality. Eclipse's results of operations for the full year 1998 are included in the results of operations of Cybernet Inc. for the year ended December 31, 1998. Goodwill recorded in connection with the acquisition of Eclipse, of DM 909,418 ($507,459), is being amortized over 10 years.

  Effective August 15, 1998, the Company acquired 100% of the outstanding shares of Open:Net Internet Solutions GmbH ("Open:Net") for a total consideration of DM 4,251,093 ($2,540,091). DM 1,445,000 ($863,718) of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 58,825 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect

Open: Net's results of operations for the period August 15, 1998 through December 31, 1998. Goodwill recorded in connection with the acquisition of Open:Net, of DM 3,520,178 ($2,298,341) is being amortized over 10 years.

  Effective December 28, 1998, the Company acquired 100% of the outstanding shares of Vianet Internet Dienstleistungen AG ("Vianet") for a cash payment of DM 7,500,000 ($4,482,965) and 300,000 shares of the common stock of the Company which is to be issued to the selling shareholders of Vianet in increments of 60,000 shares over five years contingent upon the continued employment of the individuals. The acquisition has been accounted for using the purchase method of accounting. The value of the 300,000 shares will be added to the cost of acquiring the Company when the shares are issued to the selling shareholders. Vianet's results of operations subsequent to December 28, 1998 are not included in the accompanying financial statements due to immateriality. Goodwill recorded in connection with the acquisition of Vianet, amounting to DM 3,449,307 ($2,061,750), is being amortized over 10 years.

  The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1998 assume the acquisitions described above occurred as of January 1, 1997:

                                              Years ended December 31,
                                        ---------------------------------
                                            1997               1998
                                        ---------------  ----------------
Revenue...............................     $ 7,467,666       $12,589,528
Net loss..............................      (2,065,929)       (6,068,365)
Basic and diluted loss per share......     $      (.21)       $     (.38)


4.  Short-Term Investments

  Short-term investments at cost, which represents the cost to purchase the securities, consist of the following:

                                               December 31,
                                    --------------------------------
                                      1996       1997        1998
                                    ---------  ---------  ----------
BHF Bank Accugeld Fund............   $453,698   $     --   $ 112,503
BHF Bank US Dollar Plus Fund......         --    802,759          --
Commerzbank Geld Market Fund......         --     15,154          --
                                     --------   --------    --------
                                     $453,698   $817,913    $112,503
                                     ========   ========    ========

  At December 31, 1996, 1997 and 1998 the estimated fair value of short-term investments approximated cost. Proceeds from the sale of available for sale securities in 1996, 1997 and 1998 were $263,751, $6,931,035, $810,063, respectively. The Company did not recognize any gains on the sales of short-term investments in 1996, 1997 or 1998.


5.  Property and Equipment

  Property and equipment consist of the following:

                                                                 December 31,
                                                   ----------------------------------------
                                                       1996          1997           1998
                                                   -----------  ------------  -------------
Computer equipment and software...................   $444,695    $1,942,485    $ 7,274,601
Leasehold improvements............................     30,452        75,796        425,786
Furniture and fixtures............................    201,606       478,504      1,979,873
                                                     --------    ----------    -----------
                                                      676,753     2,496,785      9,680,260
Less accumulated depreciation and amortization....    (45,993)     (211,992)    (1,709,960)
                                                     --------    ----------    -----------
Net property and equipment........................   $630,760    $2,284,793    $ 7,970,300
                                                     ========    ==========    -----------

6.  Leases

  The Company leases facilities and equipment under long-term operating leases. Future minimum payments under non-cancellable operating leasing with initial terms of one year or more are as follows:

   Year ending December 31
     1999........................       $2,105,459
     2000........................        1,749,784
     2001........................        1,575,547
     2002........................          940,702
     2003........................          635,797
   Thereafter....................        2,167,557
                                        ----------
                                        $9,174,846
                                        ==========

  The Company's rental expense under operating leases in the years ended December 31, 1996, 1997 and 1998 totaled approximately $56,508, $176,687 and $1,068,645 respectively.

  The Company has financed the acquisition of certain computer equipment through capital lease agreements with interest rates ranging from 5% to 8%. At December 31, 1998, the gross value of assets under capital leases is $2,580,307 and related accumulated depreciation was $609,520. The Company had no capital lease obligations at December 31, 1996 or 1997. Future minimum lease payments in connection with these leases are as follows:


Year ending December 31
     1999................................       $  892,984
     2000................................          892,984
     2001................................          176,536
     2002................................          171,871
     2003................................          133,646
                                                ----------
                                                $2,268,021
                                                ==========
Less: Interest Portion...................         (165,273)
                                                ==========
                                                $2,102,748
                                                ==========




7.  Commitments

  The Company has entered into long term data and voice communications agreements with several vendors. The agreements enable the Company and its customers to access data networks necessary for the use of its products and services. The minimum payments under these agreements aggregate $1,382,228, $84,806, $84,806, $84,806, $16,139 and $80,693 in 1999, 2000, 2001, 2002, 2003
and thereafter, respectively.


8.  Overdrafts and Short-Term Borrowings

  Overdrafts represent temporary overdrafts of bank balances. The overdrafts are not subject to formal agreements with the banks and generally are not subject to interest.

  As of December 31, 1998, the Company had formal short-term unsecured overdraft facilities under which the Company and its subsidiaries could borrow up to DM 463,340 ($276,952). In addition, to these forward overdraft facilities, certain of the Company's banks provided overdraft protection exceeding the limits specified in the agreements. The facilities are denominated in Deutsche Mark as to DM 200,000, in Italian Lire as to DM 121,200 and in Austrian Schilling as to DM 142,140. The interest rate fluctuates based on current lending rates and was 8.25% and 9.75 % at December 31, 1997 and 1998, respectively. As of December 31, 1998, DM 480,313 ($287,097) of the overdraft facility was used and DM 121,093 ($72,381) was available.

9.  Long-Term Debt


Long-term debt consists of the following:

                                                                       Years ended December 31,
                                                             ---------------------------------------------
                                                                     1997                    1998
                                                             ---------------------  ----------------------
Note payable, 5.15 % interest, due in monthly installments
 of principal and interest through 2001....................  $              41,691  $                  --

Note payable, 3.75% interest, due in quarterly
 installments of principal and interest through January                         --                 41,626
 2005......................................................

Note payable, 6.2% interest, due in monthly installments
 of principal and interest through June 1999...............                     --                  5,039

Note payable, 6.6% interest, due in monthly installments
 of principal and interest through December 2002...........                     --                 39,409
                                                              --------------------  ----------------------
                                                                            41,691                 86,074
Less current portion                                                            --                 (19,245)
                                                             ---------------------  ----------------------
Long-term portion                                            $              41,691  $               66,829
                                                             =====================  ======================




10.  Stockholders' Equity

Common Stock

  The Company is authorized to issue 50,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Common Stock is not redeemable and has no conversion or preemptive rights.

Preferred Stock

  The Company is authorized to issue 50,000,000 shares of Preferred Stock with relative rights, preferences and limitations determined at the time of issuance. As of December 31, 1998, the Company has issued and outstanding Series A and B Preferred Stock. Substantially all of the Company's previously issued Series C Preferred Stock was converted to Common Stock in 1998.

Series A Preferred Stock

  The holders of the Series A Preferred Stock are entitled to receive dividends at a rate equal to $0.01 per share per annum before any dividends are paid or set apart for payment upon any other series of Preferred Stock of the Company, other than Series B or Series C Preferred Stock, or on the Common Stock of the Company. Commencing with the fiscal year beginning on January 1, 1998, the dividend on the Series A Preferred Stock will be paid for each fiscal year within five months of the end of each fiscal year, subject to the availability of surplus or net profits therefor. The dividends on the Series A Preferred Stock are not cumulative. The holders of the Series A Preferred Stock are not entitled to vote.

  The shares of Series A Preferred Stock may be redeemed by the Company at any time after January 1, 2000, at a redemption price of one share of the Common Stock of the Company for each share of Series A Preferred Stock plus any unpaid dividends earned thereon; provided that all and not less than all of the shares of Series A Preferred Stock are so redeemed and provided further that if the Company has not redeemed the Series A Preferred Stock by December 31, 2001, a holder of Series A Preferred Shares may at any time commencing January 1, 2002, require the Company to purchase all of the shares of the Series A Preferred Stock held by him for a purchase price of $3.00 per share plus any dividends earned but unpaid on such shares.

  A holder of Series A Preferred Stock may convert each share held by him into one share of the Common Stock of the Company; provided, however, that (1) no conversion may occur prior to January 1, 1999; (2) no more than 25% of the Series A Preferred Shares held by the holder may be converted prior to January 1, 2000; (3) no more than an additional 25% of the Series A Preferred Shares held by the holder may be converted prior to January 1, 2001; (4) the remainder of the Series A Preferred Shares held by the holder may be converted commencing January 1, 2001; and (5) any conversion may not be for less than all of the Series A Preferred Shares held by the converting shareholder eligible for conversion at the time of the notice.

  Upon the liquidation, dissolution or winding up, whether voluntary or involuntary, of the Company, the holders of the Series A Preferred Stock will be entitled to be paid the sum of $3.00 per share plus an amount equal to any unpaid accrued dividends before any amount is paid to the holder of any other series of Preferred Stock, other than the Series B Preferred Stock or the Series C Preferred Stock, or to the Common Stock of the Company. After payment of these amounts to the holders of the Series A Preferred Stock, the remaining assets of the Company will be distributed to the holders of the Common Stock.

Series B Preferred Stock

  The holders of the Series B Preferred Stock are entitled to receive dividends at a rate equal to $0.01 per share per annum before any dividends are paid or set apart for payment upon any other series of Preferred Stock of the Company other than the Series C Preferred Stock or on the Common Stock of the Company. Commencing with the fiscal year beginning on January 1, 1998, the dividend on the Series B Preferred Stock will be paid for each fiscal year within five months of the end of each fiscal year, subject to the availability of surplus or net profits therefor. The dividends on the Series B Preferred Stock will not be cumulative. The holders of the Series B Preferred Stock are entitled to one vote per share.

  The shares of Series B Preferred Stock may be redeemed by the Company at any time after January 1, 2000, at a redemption price of one share of the Common Stock of the Company for each share of Series B Preferred Stock plus any unpaid dividends earned thereon through the date of redemption; provided that all and not less than all of the shares of Series B Preferred Stock are so redeemed.

  A holder of Series B Preferred Stock may convert each share held by him into one share of the Common Stock of the Company provided, however, that (1) no conversion may occur prior to January 1, 1999; (2) no more than 25% of the Series B Preferred Shares held by the holder may be converted prior to January 1, 2000; (3) no more than an additional 25% of the Series B Preferred Shares held by the holder may be converted prior to January 1, 2001; (4) the remainder of the Series B Preferred Shares held by the holder may be converted commencing January 1, 2001; and (5) any conversion may not be for less than all of the Series B Preferred Shares held by the converting shareholder eligible for conversion at the time of the notice.

  Upon the liquidation, dissolution or winding up, whether voluntary or involuntary, of the Company, the holders of the Series B Preferred Stock will be entitled to be paid the sum of $3.00 per share plus an amount equal to any unpaid accrued dividends before any amount is paid to the holder of any other series of Preferred Stock other than the Series C Preferred Stock or to the Common Stock of the Company. After payment of these amounts to the holders of the Series B Preferred Stock, the remaining assets of the Company will be distributed to the holders of the Common Stock.

Series C Preferred Stock

  The holders of the Series C Preferred Stock are entitled to receive dividends at a rate equal to $0.56 per annum, and no more, before any dividends are paid or set apart for payment upon any other series of Preferred Stock or on the Common Stock of the Company. Dividends will begin to accrue on January 1, 1998. Commencing with the fiscal year beginning on January 1, 1998, the dividend on the Series C Preferred Stock will be paid for each fiscal year within five months of the end of each fiscal year, subject to the availability of surplus or net profits therefor. The dividends of the Series C Preferred Stock are cumulative.

  The holders of the Series C Preferred Stock are not entitled to receive notice of or to vote on any matter that is the subject of a vote of the stockholders of the Company, except as otherwise required by the laws of the State of Delaware.

  The shares of Series C Preferred Stock may be redeemed by the Company at any time at a redemption price of 100% of the $7.00 purchase price paid to the Company for such shares plus any unpaid accrued dividends thereon so long as prior to the date of redemption the Company has offered to exchange each share of Series C Preferred Stock for (a) one share of the Company's Common Stock, plus (b) one warrant ("Warrant") to purchase the number of shares of Common Stock equal in the aggregate to one-half the number of shares of Common Stock received in the exchange, which Warrant will be exercisable at any time through the first anniversary of the date of issuance of the Warrant at a purchase price equal to $8.00 per share and a registration statement is in effect registering the issuance of the Common Stock and Warrants.

  A holder of Series C Preferred Stock may convert each share held by him into one share of the Common Stock of the Company anytime after July 31, 1998; provided, however, that any conversion be of all the Series C Preferred Shares held by the shareholder.

  In July 1998, holders of 1,400,000 shares of Series C Preferred Stock (representing the entire amount outstanding) converted their shares into 1,400,000 shares of the Company's Common Stock. Prior to the conversion holders of Series C Preferred Stock received a stock dividend in Common Stock of the Company in lieu of a cash dividend. The stock dividend was valued at the closing price of the Common Stock on the date the dividend was declared.



11. Stock Option Plan

  The Company has adopted a stock option plan ("Stock Option Plan") which provides for the grant of options to key employees and members of the Board of Directors to purchase shares of the Company's common stock. The Company has elected to follow APB 25 and related interpretations in accounting for its Stock Option Plan. Under APB 25, as long as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  The Company has reserved 2,000,000 shares of common stock for issuances under the Stock Option Plan. During the year ended December 31, 1998, the Company granted 285,000 stock options with an exercise price of $31.96 per share and 400,000 stock options with an exercise price of $32.04. All options granted have 10 year terms and vest over three years. All options were still outstanding at December 31, 1998. No options were issued during the years ended December 31, 1996 and 1997. None of the options outstanding at December 31, 1998 were exercisable.

  Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model using a risk-free interest rate of 4.5%, an expected common stock price volatility factor of 0.8, a weighted-average expected life of the options of 5 years, and a expected dividend yield of 0%.

  The fair value of the options granted in 1998 using the Black-Scholes model was $13,320,000. Had the Company determined compensation cost for this plan in accordance with Statement 123, the value of the options granted would have been amortized over the option vesting period. The Company's pro forma loss and pro forma basic and diluted earnings per share for 1998 would have been $4,995,690 and $(.31), respectively.


12.  Provision for Income Taxes

  The Company's principal operations are currently located in Germany. Pretax
(loss) for the years ended December 31, 1996, 1997 and 1998 was generated in the following jurisdictions:


                                                  December 31,
                          ------------------------------------------------------------
                                 1996                1997                 1998
                          ------------------  ------------------  --------------------
Germany.................          $(685,627)        $(2,303,448)         $(10,655,410)
Other...................                 --             (19,799)             (434,850)
                                  ---------         -----------          ------------
                                  $(685,627)        $(2,323,247)         $(11,090,260)
                                  =========         ===========          ============

  The components of the provision for income taxes, substantially all of which relates to Germany, are as follows:

                                                           December 31,
                                   -------------------------------------------------------------
                                          1996                 1997                 1998
                                   -------------------  -------------------  -------------------
Current..........................           $      --          $     9,525          $        --
Deferred.........................            (401,849)          (1,348,932)          (6,172,645)
                                            ---------          -----------          -----------
Income tax benefit...............           $(401,849)         $(1,339,407)         $(6,172,645)
                                            =========          ===========          -----------

  The Company has net deferred tax assets as of December 31, 1996, 1997 and 1998 as follows:

                                                        December 31,
                                            ------------------------------------
                                              1996        1997          1998
                                            ---------  -----------  ------------
Deferred tax assets
                                             $692,694   $3,454,606  $11,695,379
     Net operating losses.................   --------   ----------  -----------

                                              692,694    3,454,606   11,695,379
                                             ========   ==========  ===========
Deferred tax liabilities
     Product development costs............    251,038    1,625,857    3,315,814
     Depreciation and amortization........     44,195      175,454      212,148
     Other................................      4,484          486        1,246
                                             --------   ----------  -----------
                                              299,717    1,801,797    3,529,208
                                             ========   ==========  ===========
Net deferred tax assets...................   $392,977   $1,652,809  $ 8,166,171
                                             ========   ==========  ===========

  As of December 31, 1998, the Company and its subsidiaries had available combined cumulative tax loss carryforwards of approximately $20,230,048 million substantially all of which relates to Germany. Under German tax laws, these loss carryforwards have an indefinite life. The tax loss carryforwards have been generated during the establishment of the Company's operations. Management believes that the Company will generate sufficient future taxable income to realize the entire deferred tax asset and that the realization of the $8,166,171 net deferred tax asset is more likely than not. However, if the Company is unable to generate sufficient taxable income in the future through operating results a valuation allowance will be required to be established through a charge to income.

  A reconciliation of income taxes determined using the United States statutory federal income tax rate of 35% to actual income taxes provided is as follows:

                                                            December 31,
                                             ------------------------------------------
                                                1996          1997            1998
                                             -----------  -------------  --------------
Income tax benefit at statutory rate.......   $(239,969)   $  (813,136)   $ (3,881,591)
Higher foreign tax rates...................    (157,694)      (529,793)     (2,528,579)
Other......................................      (4,186)         3,522         237,525
                                              ---------    -----------    ------------
Income tax benefit.........................   $(401,849)   $(1,339,407)   $( 6,172,645)
                                              =========    ===========    ============


13.  Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                                                         December 31,
                                                                            ---------------------------------------
                                                                               1996         1997          1998
                                                                            -----------  -----------  -------------
Numerator:
     Net loss-numerator for basic and diluted loss per share..............  $ (283,778)  $ (983,840)   $(4,772,690)
                                                                            ==========   ==========    ===========
Denominator:
     Denominator for basic and diluted loss per
                                                                            ==========    8,342,297     16,012,653
       share -- weighted average shares outstanding.......................   2,465,782   ==========    ===========
                                                                            ==========
Basic and diluted loss per share..........................................  $     (.12)  $     (.12)   $      (.30)
                                                                            ==========   ==========    ===========

  The denominator for diluted earnings per share excludes the convertible preferred stock and stock options because the inclusion of these items would have an anti-dilutive effect. The Company's preferred stock is described in
Note 10 and the Company's stock options are described in Note 11.


14.  Related Party Transaction

  On May 30, 1997, a principal shareholder of Cybernet AG advanced Cybernet AG an interest free loan of DM 1.5 million ($837,895) due July 31, 1997. On October 7, 1997, Cybernet AG repaid the loan.

  The Company paid DM 17,250 ($11,345), DM 169,804  ($97,470) and DM 173,013
($98,303) to a law firm for legal services where one of the members of the board of directors is a partner in the years ended December 31, 1996, 1997 and 1998, respectively.

  In November 1998, one of the members of the Board of Directors of Cybernet Inc. and a principal Shareholder advanced an interest free loan to Cybernet Inc. of DM 2.5 million ($1,494,322). The Company repaid the loan in December 1998.

  In December 1998, the Company paid $2,916,000 in underwriting fees in connection with the public sale of equity, to an investment bank in which one of the Company's principal shareholders and a former member of the Company's Board of Directors is a significant shareholder.

15. Segment information

   The Company evaluates performance and allocates resources based on the operating profit of its subsidiaries. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies in Note 2.

     The Company operates in one line of business, which is providing international Internet backbone and access services and network business solutions for corporate customers. The Company's reportable segments are divided by country since each country's operations are managed and evaluated separately. The Company does not have any intercompany sales between its subsidiaries.

  Information concerning the Company's geographic locations is summarized as follows:


                                                     December 31,
                                      ------------------------------------------
                                         1996          1997            1998
                                      -----------  -------------  --------------
Revenues:
     Germany........................   $ 307,673    $ 2,314,021    $  7,692,555
     US.............................          --             --              --
     Other..........................          --             --         940,973
                                       ---------    -----------    ------------
     Total..........................   $ 307,673    $ 2,314,021    $  8,633,528
                                       =========    ===========    ============
Cost of revenues:
     Germany........................   $ 363,120    $ 2,531,787    $  9,609,699
     US.............................          --             --              --
     Other..........................          --             --         830,309
                                       ---------    -----------    ------------
     Total..........................   $ 363,120    $ 2,531,787    $ 10,440,008
                                       =========    ===========    ============
General and Administrative Expenses:
     Germany........................   $ 263,175    $   481,700    $  1,341,077
     US.............................          --             --         186,345
     Other..........................          --             --          48,336
                                       ---------    -----------    ------------
     Total..........................   $ 263,175    $   481,700    $  1,575,758
                                       =========    ===========    ============
Marketing Expenses:
     Germany........................   $ 164,669    $ 1,188,634    $  3,708,831
     US.............................          --             --              --
     Other..........................          --             --         135,401
                                       ---------    -----------    ------------
     Total..........................   $ 164,669    $ 1,188,634    $  3,844,232
                                       =========    ===========    ============
Research and Development:
     Germany........................   $ 178,994    $   279,698    $  2,642,140
     US.............................          --             --              --
     Other..........................          --             --         298,725
                                       ---------    -----------    ------------
     Total..........................   $ 178,994    $   279,698    $  2,940,865
                                       =========    ===========    ============
Depreciation and Amortization:
     Germany........................   $  21,263    $   115,899    $    721,677
     US.............................          --             --         108,976
     Other..........................          --             --          49,325
                                       ---------    -----------    ------------
     Total..........................   $  21,263    $   115,899    $    879,978
                                       =========    ===========    ============
Interest Expense:
     Germany........................   $   2,079    $    39,550    $    180,496
     US.............................          --             --           3,006
     Other..........................          --             --          13,741
                                       ---------    -----------    ------------
     Total..........................   $   2,079    $    39,550    $    197,243
                                       =========    ===========    ============
Interest Income:
     Germany........................   $      --    $        --    $     30,581
     US.............................          --             --         123,715
     Other..........................          --             --              --
                                       ---------    -----------    ------------
     Total..........................   $      --    $        --    $    154,296
                                       =========    ===========    ============
Loss before Taxes:
     Germany........................   $(685,627)   $(2,323,247)   $(10,480,794)
     US.............................          --             --        (174,612)
     Other..........................          --             --        (434,854)
                                                                   ------------
     Total..........................   $(685,627)   $(2,323,247)   $(11,090,260)
                                       =========    ===========    ============
Income tax benefit:
     Germany........................   $ 401,849    $ 1,339,407    $  6,172,645
     US.............................          --             --              --
     Other..........................          --             --              --
     Total..........................   $ 401,849    $ 1,339,407    $  6,172,645
                                       =========    ===========    ============
Total Assets:
     Germany........................   $2,211,115   $12,343,057   $28,686,897
     US.............................           --            --    47,688,998
     Austria........................           --            --     1,556,895
     Other..........................           --       274,000     1,511,939
                                       ----------   -----------   -----------
     Total..........................   $2,211,115   $12,617,057   $79,444,729
                                       ==========   ===========   ===========

The Company's property, plant and equipment by geographic location and capital expenditures by geographic area are as follows:



                                             December 31,
                                  -----------------------------------
Long lived assets:                  1996        1997         1998
                                  ---------  -----------  -----------
     Germany....................   $630,760   $2,208,781   $6,334,809
     US.........................         --           --           --
     Austria....................         --           --      699,511
     Other......................         --       76,012      935,980
                                   --------   ----------   ----------
     Total......................   $630,760   $2,284,793   $7,970,300
                                   ========   ==========   ==========


                                             December 31,
                                  -----------------------------------
Capital Expenditures:               1996        1997         1998
                                  ---------  -----------  -----------
     Germany...................   $552,104   $1,707,843   $5,097,077
     US........................         --           --           --
     Other.....................         --           --      936,882
                                  --------   ----------   ----------
     Total.....................   $552,104   $1,707,843   $6,033,959
                                  ========   ==========   ==========




16.  Recent Pronouncements


  In March 1998, the AICPA issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This standard requires that computer software costs meeting the criteria for internal-use software be expensed as incurred in the preliminary project stage and capitalized thereafter. Amounts capitalized are required to be amortized on a straight line basis over the estimated useful life of the software. The standard is effective for fiscal years beginning after December 15, 1998. Earlier application is permitted. The Company does not expect the impact of this new statement on the Company's consolidated balance sheet or results of operations to be material.

  In April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up-Activities". This standard requires costs of start-up-activities and organization costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged. The Company does not expect the impact of this new statement on the Company's consolidated balance sheet or results of operations to be material.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company does not expect the impact of this new statement on the Company's consolidated balance sheets or results of operations to be material.

17. Subsequent Events

  In February 1999, the Company entered into a stock purchase agreement providing for the purchase of 51% of the outstanding stock of Sunweb Internet Services SIS AG ("Sunweb"), an Internet service provider located in Switzerland, for total consideration CHF 1,477,000 ($1,024,182) and 25,000 shares of common stock of the Company. The Stock Purchase Agreement also contains provisions for put and call options for the sellers and buyers, respectively, for the remaining 49% of the outstanding stock of Sunweb. The purchase price per the agreement for the remaining 49% of the shares is based on a multiple of Sunweb's net profit or loss before taxes. The put and call options both expire on December 31, 2001.

  In March 1999, the German government passed new tax legislation which reduced the corporate income tax rate from 45% to 40%. In accordance with accounting principles generally accepted in the United States of America, the Company's deferred tax assets and liabilities related to Germany are calculated using 45%, the rate in effect at December 31, 1998. The impact of remeasuring the deferred tax assets and liabilities using the new rate is required to be recorded in the period the rate is enacted. The impact on net income of the corporate tax rate reduction is estimated to be approximately $522,000 and will be recorded in the first quarter of 1999.

                                                               Schedule II

                                          Balance at beginning    Charged to costs    Write-Offs net of    Balance at end of
                                              of period             and expenses         Recoveries             period
                                          -------------------     ----------------    -----------------    -----------------
  For the year ended December 31, 1996
Allowance for doubtful accounts                          0.00            15,164.00                 0.00            15,164.00
other assets


  For the year ended December 31, 1997

Allowance for doubtful accounts                     15,164.00            18,253.00                 0.00            33,417.00
other assets


  For the year ended December 31, 1998

Allowance for doubtful accounts                     33,417.00           327,976.00                 0.00           361,393.00
other assets

EXHIBIT INDEX



-------------------------------------------------------------------------------------------------------
   Exhibit                   Description
   Number                     of Exhibit                                 Location
-------------  ----------------------------------------  ----------------------------------------------
     2.1        Agreement and Plan of Merger between       Incorporated by reference from Exhibit
                the Registrant and Cybernet Internet       2.1 to the Company's Registration
                Services International, Inc., a Utah       Statement on Form S-1 declared
                corporation, dated as of October 9, 1998   effective on December 2, 1998, located
                                                           under Securities and Exchange
                                                           Commission File No. 333-63755
                                                           ("December 1998 Registration Statement")
-------------------------------------------------------------------------------------------------------
     3.1        Certificate of Incorporation               Incorporated by reference from Exhibit
                                                           3.1 to the December 1998 Registration
                                                           Statement
-------------------------------------------------------------------------------------------------------
     3.2        Bylaws                                     Incorporated by reference from Exhibit
                                                           3.2 to the December 1998 Registration
                                                           Statement
-------------------------------------------------------------------------------------------------------
     4.1        Certificate of Incorporation               See Exhibit 3.1 Above
-------------------------------------------------------------------------------------------------------
     4.2        Bylaws                                     See Exhibit 3.2 Above
-------------------------------------------------------------------------------------------------------
     10.1       Sale and Assignment of Shares in           Incorporated by reference from Exhibit
                Open:Net Internet Solutions GmbH           10.2 to the December 1998 Registration
                                                           Statement
-------------------------------------------------------------------------------------------------------
     10.2       Stock Purchase Agreement (Vianet)          Incorporated by reference from Exhibit
                                                           10.4 to the December 1998 Registration
                                                           Statement
-------------------------------------------------------------------------------------------------------
     10.3       Pooling Agreement (Vianet)
     10.3.1     Libischer                                  Filed herewith
     10.3.2     Wiesmueller                                Filed herewith
-------------------------------------------------------------------------------------------------------
     10.4       Stock Purchase Agreement (SunWeb)          Filed herewith
-------------------------------------------------------------------------------------------------------
     10.5       Employment Agreement (Andreas Eder)        Filed herewith
-------------------------------------------------------------------------------------------------------
     10.6       Employment Agreement (Alessandro           Filed herewith
                 Giacalone)
-------------------------------------------------------------------------------------------------------
     10.7       Employment Agreement (Christian Moosmann)  Filed herewith
-------------------------------------------------------------------------------------------------------
     10.8       Employment Agreement (Timon Lutze)         Filed herewith
-------------------------------------------------------------------------------------------------------
     10.9       Employment Agreement (Tristan Libischer)   Filed herewith
-------------------------------------------------------------------------------------------------------
     10.10      Employment Agreement (Alexander            Filed herewith
                 Wiesmueller)
-------------------------------------------------------------------------------------------------------
     10.11      Lease Munich Headquarter                   Incorporated by reference from Exhibit
                                                           10.13 to the December 1998 Registration
                                                           Statement
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
   Exhibit                   Description
   Number                     of Exhibit                                 Location
-------------  ----------------------------------------  -----------------------------------------------
     10.12      Lease Data Center in [Hamburg]             Filed herewith
-------------------------------------------------------------------------------------------------------
     10.13      1998 Stock Incentive Plan                  Incorporated by reference from Exhibit
                                                           10.18 to the December 1998 Registration
                                                           Statement
-------------------------------------------------------------------------------------------------------
     10.14      1998 Outside Directors' Stock Option       Incorporated by reference from Exhibit
                Plan                                       10.19 to the December 1998 Registration
                                                           Statement
-------------------------------------------------------------------------------------------------------
     10.15      Ebone Agreement                            Incorporated by reference from Exhibit
                                                           10.16 to the December 1998 Registration
                                                           Statement
-------------------------------------------------------------------------------------------------------
     21.        Subsidiaries of the Company                Filed herewith
-------------------------------------------------------------------------------------------------------
     27         Financial Data Schedule                    Filed herewith
-------------------------------------------------------------------------------------------------------


                                      E-2

