Form 10-Q
period 1999-03-31
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 1999-05-17
CIK 1070658

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          --------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NO. __________

                                ______________

                CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                _______________

                  DELAWARE                              51-0384117
       (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                         STEFAN - GEORGE - RING 19-23
                             81929 MUNICH, GERMANY
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                _______________

                                 49-89-993-150
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                _______________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $.001


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


             Class                          OUTSTANDING AT MARCH 31, 1999
Common stock - $0.001 par value                     19,034,798

  The aggregate market value of the voting common equity held by non-affiliates of the registrant on March 31, 1999, based upon the closing price of the Common Stock on The Nasdaq OTC Bulletin Board for such date, was approximately $532,974,344.

                               TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                   ----
PART I - FINANCIAL INFORMATION..................................................................................    3

   ITEM 1.     FINANCIAL STATEMENTS.............................................................................    3
   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............    8
   ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........................................    14

PART II - OTHER INFORMATION.....................................................................................    15

   ITEM 1.     LEGAL PROCEEDINGS................................................................................    15
   ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS.........................................................    15
   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..................................................................    15
   ITEM 4.     SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................................................    15
   ITEM 5.     OTHER INFORMATION................................................................................    15
   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.................................................................    15

SIGNATURES......................................................................................................    16

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                          CONSOLIDATED BALANCE SHEETS


                                                                                                 December 31,         March 31,
                                                                                               ----------------  ----------------
                                                                                                     1998              1999
                                                                                               ----------------  ----------------
                                                                                                                    (unaudited)
ASSETS
     Cash and cash equivalents..............................................................      $42,875,877      $ 29,106,533
     Short-term investments.................................................................          112,503           288,170
     Accounts receivable -- trade, net of allowance for doubtful
      accounts of $ 361,393 and $ 515,591 at December 31, 1998 and March 31, 1999,                                    4,048,784
       respectively.........................................................................        3,248,754

     Other receivables......................................................................        1,793,153         1,996,462
     Prepaid expenses and other assets......................................................      $   423,114      $    346,884
                                                                                                  -----------      ------------
          Total current assets..............................................................       48,453,401        35,786,833
     Property and equipment, net............................................................        7,970,300        11,120,677
     Product development costs, net.........................................................        5,742,793         5,625,782
     Goodwill, net..........................................................................        6,504,576         5,808,883
     Deferred income taxes..................................................................        8,166,171         9,565,612
     Other assets...........................................................................        2,607,488         3,917,915
                                                                                                  -----------      ------------
TOTAL ASSETS................................................................................      $79,444,729      $ 71,825,702
                                                                                                  ===========      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Overdrafts and short-term borrowings...................................................      $   287,097      $  1,506,107
     Trade accounts payable.................................................................        3,346,372         7,555,350
     Other accrued liabilities..............................................................        1,072,877         2,147,708
     Deferred purchase obligations..........................................................        4,482,967           358,480
     Current portion long term debt and capital lease obligations...........................          924,670         1,157,445
     Accrued personnel costs................................................................          588,767           469,952
                                                                                                  -----------      ------------
          Total current liabilities.........................................................       10,702,750      $ 13,195,042
     Long-term debt.........................................................................           66,829                --
     Capital lease obligations..............................................................        1,315,737         1,271,297
     Minority interest......................................................................               --           124,197
SHAREHOLDERS' EQUITY
     Common stock $.001 par value, 50,000,000 shares authorized,
      18,762,138 shares issued and outstanding at
      December 31, 1998 and  March 31, 1999, respectively...................................           18,762            18,762
     Preferred stock $.001 par value, 50,000,000 shares authorized,
      6,360,000 issued and outstanding at December 31,
      1998 and March 31, 1999, respectively.................................................            6,360             6,360
     Subscription receivable................................................................          (19,210)               --
     Additional paid in capital.............................................................       72,794,936        72,359,365
     Accumulated deficit....................................................................       (6,435,676)      (10,003,328)
     Other comprehensive income (loss)......................................................          994,241        (5,145,993)
                                                                                                  -----------      ------------
     Total shareholders' equity.............................................................       67,359,413        57,235,166
                                                                                                  -----------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................................      $79,444,729      $ 71,825,702
                                                                                                  ===========      ============

          See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS


                                                                                               Three months ended March 31,
                                                                                              ------------------------------
                                                                                                   1998            1999
                                                                                              --------------  --------------
Revenue
     Internet Projects......................................................................    $   652,542    $  1,392,202
     Network Services.......................................................................        704,468       2,461,509
                                                                                                -----------    ------------
Total revenues..............................................................................      1,357,010       3,853,711
Cost of revenues:
     Internet Projects......................................................................        411,908       1,079,254
     Network Services.......................................................................        402,612       2,970,187
     Depreciation and amortization..........................................................        200,683         413,450
                                                                                                -----------    ------------
Total cost of revenues......................................................................      1,015,203       4,462,891
                                                                                                -----------    ------------
Gross profit / loss.........................................................................        341,807        (609,180)
General and administrative expenses.........................................................        209,707       1,455,853
Marketing expenses..........................................................................        643,858       1,806,759
Research and development....................................................................        409,691       1,263,061
Depreciation and amortization...............................................................        100,330         841,595
                                                                                                -----------    ------------
                                                                                                  1,363,586       5,367,268
Interest expense............................................................................         17,950          10,559
Interest income.............................................................................          5,827         259,910
                                                                                                -----------    ------------
Loss before taxes...........................................................................     (1,033,902)     (5,727,097)
Income tax benefit..........................................................................        597,718       2,159,445
                                                                                                -----------    ------------
Net loss....................................................................................       (436,184)     (3,567,652)
Other comprehensive loss:
     Foreign currency translation adjustments...............................................       (476,555)    ( 6,140,234)
                                                                                                -----------    ------------
Comprehensive loss..........................................................................      ( 912,739)     (9,707,886)
                                                                                                -----------    ------------
Basic and diluted loss per share............................................................    $     (0,03)       $(0,19.)
                                                                                                ===========    ============
Number of shares used to compute earnings per share.........................................     14,741,167      18,762,138
                                                                                                ===========    ============

          See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                                             Three months ended March 31,
                                                                                       -----------------------------------------
                                                                                              1998                  1999
                                                                                       -------------------  --------------------
Cash Flows from Operating Activities:
Net loss..........................................................................          $ (436,184)         $ (3,567,652)
Adjustments to reconcile net income to net cash provided by
  operating activities:
Deferred tax credit...............................................................            (597,718)           (2,159,059)
Depreciation and amortization.....................................................             361,038             1,255,045
Provision for losses on accounts receivable.......................................               4,305                77,246
Changes in operating assets and liabilities:
Trade accounts receivable.........................................................            (219,559)           (1,305,478)
Other receivables.................................................................             775,313              (384,674)
Prepaid expenses and other current assets.........................................               2,405            (1,681,452)
Trade accounts payable............................................................             857,495             4,685,720
Other accrued expenses and liabilities............................................            (495,506)            1,215,192
Accrued personnel costs...........................................................            (284,436)              (74,010)
                                                                                            ----------          ------------
     Total changes in operating assets and liabilities............................             635,712             2,455,298
                                                                                            ----------          ------------
     Net cash used in operating activities........................................             (32,847)           (1,939,122)
Cash Flows from Investing Activities:
Proceeds from (purchases of) short term investments...............................             644,404              (193,248)
Purchase of property and equipment................................................            (429,122)           (4,534,224)
Product development costs.........................................................            (337,143)             (772,900)
Payment of deferred purchase obligations                                                            --            (3,929,737)
                                                                                            ----------          ------------
     Net cash used in investing activities........................................            (121,861)           (9,430,109)
Cash Flows from Financing Activities:
Repayments of borrowings..........................................................             (47,241)              (64,169)
Proceeds from borrowings..........................................................                  --             1,913,102
                                                                                            ----------          ------------
     Net cash (used in) provided by financing activities..........................             (47,241)            1,848,933
                                                                                            ----------          ------------
Net (decrease) in cash and cash equivalents.......................................            (201,949)           (9,520,298)
Cash and cash equivalents at beginning of year....................................           2,238,909            42,875,877
Translation adjustments...........................................................            (418,733)           (4,249,046)
                                                                                            ----------          ------------
Cash and cash equivalents at end of period........................................          $1,618,227          $(29,106,533)
                                                                                            ==========          ============

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                      NOTES TO THE CONSOLIDATED UNAUDITED

                          INTERIM FINANCIAL STATEMENTS
                                  (unaudited)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of results to be expected for the full year ended December 31, 1999. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1998.

2. Earnings Per Share

   The following table sets forth the computation of basic and diluted loss per share:

                                                                                                March 31,
                                                                                   -------------------------------------
                                                                                          1998               1999
                                                                                   ------------------  -----------------
    Numerator:
         Net loss-numerator for basic and diluted loss per share..............        $  (436,184)       $(3,567,652)
                                                                                      ===========        ===========
    Denominator:
         Denominator for basic and diluted loss per
           share -- weighted average shares outstanding.......................         14,741,167         18,762,138
                                                                                      ===========        ===========
    Basic and diluted loss per share..........................................        $      (.03)       $      (.19)
                                                                                      ===========        ===========

   The denominator for diluted earnings per share excludes the convertible preferred stock and stock options because the inclusion of these items would have an anti-dilutive effect.

3. Segment information

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

   Information concerning the Company's geographic locations is summarized as follows:

                                                                                                   March 31,
                                                                                   -----------------------------------------
                                                                                           1998                 1999
                                                                                   --------------------  -------------------
    Revenues:
         Germany..............................................................          $ 1,179,067          $ 2,528,944
         US...................................................................                   --                   --
         Other................................................................              177,943            1,324,767
                                                                                        -----------          -----------
         Total................................................................          $ 1,357,010          $ 3,853,711
                                                                                        ===========          ===========
    Cost of revenues:
         Germany..............................................................          $   860,644          $ 3,388,853
         US...................................................................                   --               80,860
         Other................................................................              154,559              993,178
                                                                                        -----------          -----------
         Total................................................................          $ 1,015,203          $ 4,462,891
                                                                                        ===========          ===========
    General and Administrative Expenses:
         Germany..............................................................          $   206,313          $ 1,179,595
         US...................................................................                2,189              127,257
         Other................................................................                1,205              149,001
                                                                                        -----------          -----------
         Total................................................................          $   209,707          $ 1,455,853
                                                                                        ===========          ===========

                                                                                                   March 31,
                                                                                   -----------------------------------------
                                                                                           1998                 1999
                                                                                   --------------------  -------------------
    Marketing Expenses:
         Germany..............................................................          $   640,357          $ 1,363,782
         US...................................................................                   --              130,154
         Other................................................................                3,501              312,823
                                                                                        -----------          -----------
         Total................................................................          $   643,858          $ 1,806,759
                                                                                        ===========          ===========
    Research and Development:
         Germany..............................................................          $   404,089          $ 1,092,657
         US...................................................................                   --                   --
         Other................................................................                5,602              170,404
                                                                                        -----------          -----------
         Total................................................................          $   409,691          $ 1,263,061
                                                                                        ===========          ===========
    Depreciation and Amortization:
         Germany..............................................................          $    82,312          $   776,745
         US...................................................................                   --               30,047
         Other................................................................               18,018               34,803
                                                                                        -----------          -----------
         Total................................................................          $   100,330          $   841,595
                                                                                        ===========          ===========
    Interest Expense:
         Germany..............................................................          $    15,254          $     5,424
         US...................................................................                   --                   --
         Other................................................................                2,696                5,135
                                                                                        -----------          -----------
         Total................................................................          $    17,950          $    10,559
                                                                                        ===========          ===========
    Interest Income:
         Germany..............................................................          $     5,827          $     3,080
         US...................................................................                   --              256,809
         Other................................................................                   --                   21
                                                                                        -----------          -----------
         Total................................................................          $     5,827          $   259,910
                                                                                        ===========          ===========
    Loss before Taxes:
         Germany..............................................................          $(1,040,585)         $(5,275,032)
         US...................................................................                   --             (111,509)
         Other................................................................                6,683             (340,556)
                                                                                        -----------          -----------
         Total................................................................          $(1,033,902)         $(5,727,097)
                                                                                        ===========          ===========
    Income tax benefit:
         Germany..............................................................          $   597,718          $ 2,159,445
         US...................................................................                   --                   --
         Other................................................................                   --                   --
                                                                                        -----------          -----------
         Total................................................................          $   597,718          $ 2,159,445
                                                                                        ===========          ===========

4. Income Taxes

   In March 1999, the German government passed new tax legislation which reduced the corporate income tax rate from 45% to 40%. Accordingly, the Company's deferred tax assets and liabilities related to Germany were remeasured using 40% in the first quarter of 1999. The impact of remeasuring the deferred tax assets and liabilities using the new rate was recorded as a reduction in the income tax benefit of approximately $550,000 for the three months ended March 31, 1999.

5. Subsequent Events

   In April 1999, the Company purchased 51% of the outstanding stock of Sunweb Internet Services SIS AG ("Sunweb"), an Internet service provider located in Switzerland, for a total consideration of CHF 1,477,000 ($1,024,182) and 25,000 shares of common stock of the Company. The Stock Purchase Agreement also contains provisions for put and call options for the sellers and buyers, respectively, for the remaining 49% of the outstanding stock of Sunweb. The purchase price per the agreement for the remaining 49% of the shares is based on a multiple of Sunweb's net profit or loss before taxes. The put and call options both expire on December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS]

          The following discussion is based on our consolidated financial statements included elsewhere in this Form 10-Q report. This section contains statements that are not historical fact and are "forward-looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate," "project," "believe," "expect," "may," "will," "should," "intends," or "anticipate" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to the timing, costs and scope of construction of new facilities, the acquisition of, or investments in, existing businesses, the revenue and profitability levels of such businesses, and other matters contained in this Form 10-Q regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-Q. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

          Through our subsidiaries, we are a leading provider of Internet communications services and solutions, primarily to medium-sized corporations in Germany, Austria, Northern Italy and Switzerland. Our Internet protocol solutions are based on a core product offering which includes Internet connectivity, virtual private networks, web-hosting, co-location, security solutions, electronic commerce, Intranet/Extranet and workflow solutions. We offer consulting, complete design and installation, training, technical support, and operation and monitoring of IP-based systems. Between the commencement of our operations in 1995 and December 1997, we concentrated our operations entirely in Germany. During that period we built up our technical capabilities by investing in personnel and research and development and by acquiring Artwise in September, 1997. During the same period we established our German network. Beginning in December 1997 we began to expand our operations outside Germany through the acquisition of Eclipse in Northern Italy and Vianet in Austria. We further strengthened our presence in Germany through the acquisition of Open:Net. Based principally on leased lines, our network now consists primarily of Cisco routers and Ascend nodes connected to a redundant high performance backbone infrastructure that offers Internet connectivity through dedicated leased lines at more than 100 POPs. It also offers a system of dial-up nodes with ISDN or analog modem ports which permits local dial up access to the entire population of Germany and Switzerland and a majority of the population of Austria and Northern Italy.

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

          We have experienced high rates of revenue growth since commencing significant operations in 1996. Revenues increased from $307,673 in 1996 to $2,314,021 in 1997 and $8,633,528 in 1998. In the first quarter of 1999, we had revenues of $3,853,711 compared with $1,357,010 in the first quarter of 1998. Our revenue growth has been generated through internal growth and by acquisitions. We anticipate that these rates of revenue growth will continue in the near future as we continue internal growth, and seek additional acquisition candidates.

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

FIRST QUARTER MARCH 31ST, 1999 AND 1998

          Total revenues increased 184% from $1,357,010 in the first three months in 1998 to $3,854,711 in the first quarter in 1999.

          Internet Project revenue increased 113% form $1,392,202 in the first three months of 1999 or 36% of total revenues compared to $652,542 in the first quarter of 1998 or 47% of total revenues. This change in mix of revenues is principally due to the continuing addition of new customers.

          Network Services revenue increased 249% from $704,468 in the first quarter of 1998 to $2,461,509 in the first quarter of 1999, as a result of additional customers and the Open:Net and Vianet acquisitions.

          Cost of revenues increased 340% from $1,015,203 in the first three months of 1998 to $4,462,891 in the first three months of 1999, mainly as a result of expenditures in connection with the growth of network infrastructure.

          General and administrative expenses increased 126% from $643,858 in the first quarter of 1998 to $1,455,853 in the first quarter of 1999. The increase is attributable principally to the hiring of additional personnel and to the impact of consolidating the results of operations of Open:Net and Vianet, which results are reflected in the first quarter of 1999.

          Marketing expenses increased 762% from $209,705 in the first quarter of 1998 to $1,806,759 in the first three months of 1999, principally as a result of substantial investments by the Company in trade fairs, product literature and related expenditures. The increase was also influenced by the inclusion of Open:Net and Vianet in the first quarter of 1999.

          Research and development increased from $409,691 in the first quarter of 1998 to $1,263,061 in the first quarter of 1999. The increase resulted partly from the increase in personnel and costs related to development of our modular solutions for sale to customers and partly from the cost of building up our network infrastructure.

          Depreciation and amortization increased 739% from $100,330 in the first three months of 1998 to $841,595 in the first quarter of 1999. This increase is principally due to amortization of the goodwill arising out of the acquisition of Open:Net and Vianet in 1998. Interest expense decreased 41% from $17,950 in the first quarter of 1998 to $10,559 in the first quarter of 1999 as a result of fewer overdrafts and short-term borrowings to fund the Company's working capital needs.

          Income tax benefit in both 1998 and 1999 represents the capitalization of the losses generated by the Company, offset in 1999 by the impact of remeasuring the Company's deferred tax assets and liabilities using the new German corporate tax rate of 40%.

          Net loss increased from $436,182 for the first three months of 1998 to $3,567,652 in the same period in 1999 as a result of the factors discussed above.

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

          Our working capital, defined as the excess of our current assets over our current liabilities, was $22,591,791 at March 31, 1998 compared to $37,750,651 at December 31, 1998, $891,027 at December 31, 1997 and $339,353 at
December 31, 1996. Cash and cash equivalents amounted to $29,106,533 at March 31, 1998 compared to $42,875,877 at December 31, 1998, $2,238,909 at December
31, 1997 and $27,889 at December 31, 1996. The decrease in cash and cash equivalents primarily resulted from cash used for operating activities and investing activities related to purchase of property and equipment and product development costs.

          Operating activities used cash of $32,847 in the three months ended March 31, 1999 compared to $1,939,122 in the three months ended March 31, 1998. The increase in cash used reflects our loss before taxes as we increased expenditures for marketing, research and development.

          Investing activities used cash of $9,430,109 in the first quarter of 1999, compared with $121,861 in the first quarter of 1998. The increase resulted from the final cash payment for acquisition of Vianet, expenditures for property and equipment and product development costs. Expenditures for property and equipment consisted principally of purchases of computer hardware and other expenditures related to our Internet backbone and equipment necessary to support our anticipated growth.

          Financing activities provided cash of $1,848,933 in the first quarter of 1999 compared to $47,241 used in the first quarter of 1998. The increase is principally related to capital leases entered into to finance property and equipment purchases.

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

          From January 1, 1999 until January 1, 2002 (the "transition period"), the Euro will exist in electronic form only and the participating countries' individual currencies will persist in tangible form as legal tender in fixed denominations of the Euro. During the transition period, we must manage transactions with our customers and our third party vendors in both the Euro and the participating countries' respective individual currencies. This may cause significant logistical problems. We may incur increased operational costs and may have to modify or upgrade our information systems in order to:

          .    convert individual currencies to Euro;
          .    convert individual currencies of participating countries into each other;
          .    execute conversion calculations utilizing six-digit exchange rates and
          .    other prescribed requirements;
          .    accommodate the new Euro currency symbol; and
          .    permit pricing, advertising, billing, accounting, internal financial calculations, sales and other transactions or practices to be effected simultaneously in Euro and the participating countries' respective individual currencies.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          NONE

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

          On December 2, 1998 the SEC declared effective the Company's registration statement on Form S-1. Pursuant to that registration statement the Company sold 1.8 million shares of common stock at a price of $27 per share (an aggregate price of $48.6 million) in an offering for which the principal underwriter was Berliner Effektenbank A.G., Berlin. The underwriting discount amounted to $2.916 million. Holger Timm, a principal shareholder of the Company, and a former director of the Company, is the controlling shareholder of a financial institution which owns 40% of Berliner Effektenbank A.G. Berlin. Expenses paid to others in connection with the offering were approximately $1,308,000. Net proceeds of the Offering to the Company were approximately $44.98 million. Between the closing of the Offering on December 9, 1998 and December 31, 1998 approximately $1.76 million was used to pay for a license required to become a Class 4 telecommunications carrier in Germany. Between December 31, 1998 and March 31, 1999, $3,924,737 was used to make the final payment in connection with the acquisition of Vianet Telekommunications A.G. The remainder was used in operating and investing activities or invested in low risk, high liquidity short term investments.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NOT APPLICABLE


ITEM 4.   SUBMISSION TO A VOTE OF SECURITY HOLDERS

          NONE


ITEM 5.   OTHER INFORMATION

          On May 12, 1999 we acquired 51% of the outstanding capital stock of Sunweb Internet Services SIS AG (Sunweb) for 1,477,000 Swiss Francs and 25,000 shares of Cybernet Common Stock. The stock purchase agreement also provides for put and call options pursuant to which we could acquire the remaining 49% of the Sunweb stock at a price based on a multiple of Sunweb's future pre-tax profit or loss. This Sunweb acquisition provides us with a presence in Switzerland and substantial additional expertise in switched voice services.

          On May 14, 1999 we entered into an agreement to purchase all of the capital stock of Flashnet S.p.A., an Italian Internet Service Provider with a principal office in Rome. The purchase price for the Flashnet stock is approximately $27.5 million payable in a combination of cash and share of our common stock.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               27.0  Financial Data Schedule for the period ended March 31,
                     1999.

          (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1999.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CYBERNET INTERNET SERVICES
                            INTERNATIONAL, INC.



                            BY: /s/ Andreas Eder
                                ---------------------------------------------
                                Andreas Eder
                                President, Chief Executive Officer



                            BY: /s/ Christian Moosmann
                                ---------------------------------------------
                                Christian Moosmann
                                Principal Financial and Accounting Officer


Dated:  May 17, 1999