Form 10-Q
period 1999-06-30
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 1999-08-16
CIK 1070658

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period ________ to _________

                        COMMISSION FILE NO. 0-25677

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

                          STEFAN - GEORGE - RING 19-23
                             81929 MUNICH, GERMANY
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                              --------------------

                                 49-89-993-150
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              --------------------


                ----------------------------------------------
                (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                      YEAR IF CHANGED SINCE LAST REPORT)


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes [ ]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


     Class                                        OUTSTANDING AT JUNE 30, 1999
Common stock - $0.001 par value                     20,729,988

================================================================================

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I  FINANCIAL INFORMATION.................................................    1

 ITEM 1.  FINANCIAL STATEMENTS................................................    1
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................   12
 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........   16

PART II  OTHER INFORMATION....................................................   17

 ITEM 1.  LEGAL PROCEEDINGS...................................................   17
 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................   17
 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................   17
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................   17
 ITEM 5.  OTHER INFORMATION...................................................   17
 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................   17

SIGNATURES....................................................................   18

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,   June 30,
                                                        1998         1999
                                                    ------------  -----------
                                                                  (unaudited)
                                                                  -----------
                                                         (in thousands)
ASSETS
Cash and cash equivalents..........................      $42,876      $14,974
Short-term investments.............................          112          482
Accounts receivable, net of allowance for doubtful
 accounts of $810 and $361 for June 30, 1999
 and December 31, 1998 respectively................        3,249        7,436
Other receivables..................................        1,793        1,459
Prepaid expenses and other assets..................          423        1,116
                                                         -------      -------
     Total current assets..........................       48,453       25,467
Property and equipment, net........................        7,970       14,429
Product development costs, net.....................        5,743        4,992
Goodwill, net......................................        6,505       35,805
Deferred income taxes..............................        8,166       12,251
Other assets.......................................        2,608        3,842
                                                         -------      -------
     TOTAL ASSETS..................................      $79,445      $96,786
                                                         =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Overdrafts and short-term borrowings...............      $   287      $23,018
Trade accounts payable.............................        3,346        8,105
Other accrued liabilities..........................        1,073        3,622
Deferred purchase obligations......................        4,483            2
Current portion long term debt and capital lease
 obligations.......................................          925        1,173
Accrued personnel costs............................          589        1.109
                                                         -------      -------
Total current liabilities..........................       10,703       37,029
Long-term debt.....................................           67          104
Capital lease obligations..........................        1,316        1,607
Minority interest..................................          --           --
SHAREHOLDERS' EQUITY
Common stock $.001 par value, 50,000,000 shares
 authorized, 20,729,988 shares issued and
 outstanding at June 30, 1999 and 18,762,138 issued
 and outstanding at December 31, 1998..............           19           21
Preferred stock $.001 par value, 50,000,000 shares
 authorized, 4,793,440 shares issued and
 outstanding at June 30, 1999 and 6,360,000 issued
 and outstanding at December 31, 1998..............            6            5
Subscription receivable............................          (19)         --
Additional paid in capital.........................       72,795       79,335
Accumulated deficit................................       (6,436)     (14,685)
Other Comprehensive income (loss)..................          994       (6,630)
                                                         -------      -------
     Total shareholders' equity....................       67,359       58,046
                                                         -------      -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....      $79,445      $96,786
                                                         =======      =======

          See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

                                  (unaudited)

                                                   Six months ended June 30,
                                                   --------------------------
                                                       1998          1999
                                                   ------------  ------------
                                                        (in thousands,
                                                    except per share data)
                                                   --------------------------
Revenue
Internet Projects................................. $      1,863  $      2,459
Network Services..................................        1,489         5,994
                                                   ------------  ------------
  Total revenues..................................        3,352         8,453
Cost of revenues:
Internet Projects.................................        1,438         2,056
Network Services..................................        1,747         6,534
Depreciation and amortization.....................          332         1,545
                                                   ------------  ------------
  Total cost of revenues..........................        3,517        10,135
                                                   ------------  ------------
Gross loss........................................         (165)       (1,682)
General and administrative expenses...............          655         3,770
Marketing expenses................................        1,608         5,147
Research and development..........................          821         2,146
Depreciation and amortization.....................          272         1,228
                                                   ------------  ------------
  Total operating expenses........................        3,356        12,291
Interest expense..................................          106            64
Interest income...................................           12           383
                                                   ------------  ------------
Loss before taxes and minority interest...........       (3,615)      (13,654)
Income tax benefit................................        2,008         5,302
                                                   ------------  ------------
Net loss before minority interest.................       (1,607)       (8,352)
Minority interest.................................          --            103
Net loss..........................................       (1,607)       (8,249)
Other comprehensive loss:
Foreign currency translation adjustments..........           12        (7,624)
                                                   ------------  ------------
Comprehensive loss................................       (1,595)      (15,873)
                                                   ------------  ------------
Basic and diluted loss per share.................. $      (0.11) $      (0.44)
                                                   ============  ============
Number of shares used to compute earnings per
 share............................................   14,765,777    18,917,582
                                                   ============  ============


          See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                               Six months
                                                              ended June 30,
                                                             ----------------
                                                             1998         1999
                                                            ------      --------
                                                               (in thousands)
                                                            --------------------
Cash Flows from Operating Activities:
Net loss.................................................... $(1,607)  $ (8,249)
Adjustments to reconcile net income to net cash provided by
 operations:
 Deferred tax credit........................................  (1,101)    (5,309)
 Depreciation and amortization..............................     338      2,772
 Provision for losses on accounts receivable................      25        651
Changes in operating assets and liabilities:
 Trade accounts receivable..................................    (462)    (1,759)
 Other receivables..........................................    (310)       139
 Prepaid expenses and other assets..........................    (751)    (1,943)
 Trade accounts payable.....................................   1,134      1,757
 Other accrued expenses and liabilities.....................    (547)       517
 Accrued personnel costs....................................     148         80
                                                              ------   --------
  Total changes in operating assets and liabilities.........    (888)    (1,209)
                                                              ------  --------
 Net cash used in operating activities......................  (3,133)   (11,344)
Cash Flows from Investing Activities:
Purchase of short term investments..........................     --        (403)
Proceeds from sale of short term investments................     395        --
Purchase of property and equipment..........................  (1,221)    (6,587)
Product development costs...................................    (626)      (686)
Acquisition of businesses, net of cash acquired.............     --     (24,192)
Payment of deferred purchase obligations....................     --      (4,172)
                                                              ------   --------
 Net cash used in investing activities......................  (1,452)   (36,040)
Cash Flows from Financing Activities:
Proceeds from issue of common stock, net....................     724        --
Proceeds from borrowings....................................   1,975     23,805
                                                              ------   --------
Repayment of borrowings.....................................
 Net cash provided by financing activities..................   2,699     23,805
                                                              ------   --------
Net (decrease) increase in cash and cash equivalents........  (1,886)   (23,579)
Cash and cash equivalents at beginning of period............   1,239     42,876
Translation adjustments.....................................     788     (4,323)
                                                                       --------
Cash and cash equivalents at end of period..................  $  141   $ 14,974
                                                              ======   ========
Supplemental disclosure of non-cash investing and financing
 activities:
Acquisitions (Note 5):
 Fair value of assets acquired..............................     --    $ 34,344
 Less:
  Cash Acquired.............................................     --          73
  Cash paid.................................................     --      22,850
  Stock issued..............................................     --       4,626
                                                              ------   --------
Liabilities assumed.........................................     --       6,795
                                                              ======   ========

          See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six month period end June 30, 1999 are not necessarily indicative of results to be expected for the year ended December 31, 1999. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's annual report of Form 10-K for the year ended December 31, 1998.

2.Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                              June 30
                                                       ----------------------
                                                          1998        1999
                                                       ----------  ----------
Numerator:
Net loss-numerator for basic and diluted loss per
 share (USD in thousands)............................. $    1,607  $    8,249
Denominator:
Denominator for basic and diluted loss per share --
 weighted average shares outstanding.................. 14,765,777  18,917,582
Basic and diluted loss per share...................... $    (0.11) $    (0.44)

  The denominator for diluted earnings per share excludes the convertible preferred stock and stock options because the inclusion of these items would have an anti-dilutive effect.

3.Segment information

  The Company evaluates performance and allocates resources based on the operating profit of its subsidiaries. The Company operates in one line of business, which is providing international Internet backbone and access services and network business solutions for corporate customers. The Company's reportable segments are divided by country since each country's operations are managed and evaluated separately. The Company does not have any inter-company sales between its subsidiaries. Information concerning the Company's geographic locations is summarized as follows:

                                                                    June 30
                                                                ----------------
                                                                 1998     1999
                                                                ------- --------
                                                                 (in thousands)
                                                                ----------------
Revenues
 Germany....................................................... $ 2,908 $  5,455
 US............................................................     --       --
 Other.........................................................     444    2,998
                                                                ------- --------
 Total......................................................... $ 3,352 $  8,453
Cost of Revenues
 Germany....................................................... $ 3,168 $  8,159
 US............................................................     --         9
 Other.........................................................     348    1,967
                                                                ------- --------
 Total......................................................... $ 3,516 $ 10,135

                                                                 June 30
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                                                             (in thousands)
                                                            ------------------
General and Admin Exp.
 Germany................................................... $    565  $  2,605
 US........................................................       53       570
 Other.....................................................       37       595
                                                            --------  --------
 Total..................................................... $    655  $  3,770
Marketing Expenses
 Germany...................................................    1,559     3,851
 US........................................................      --        243
 Other.....................................................       49     1,053
                                                            --------  --------
 Total.....................................................    1,608     5,147
Research & Development
 Germany...................................................      788     1,622
 US........................................................      --        --
 Other.....................................................       33       524
                                                            --------  --------
 Total.....................................................      821     2,146
Depreciation & Amortization
 Germany...................................................      272       933
 US........................................................      --        138
 Other.....................................................      --        157
                                                            --------  --------
 Total.....................................................      272     1,228
Interest Expense
 Germany...................................................       97        16
 US........................................................      --          9
 Other.....................................................        9        39
                                                            --------  --------
 Total.....................................................      106        64
Interest Income
 Germany...................................................      (12)      (10)
 US........................................................      --       (373)
 Other.....................................................      --        --
                                                            --------  --------
 Total.....................................................      (12)     (383)
Loss before Taxes
 Germany...................................................    3,532    11,723
 US........................................................       53       597
 Other.....................................................       27     1,334
                                                            --------  --------
 Total.....................................................    3,612    13,654
Income Tax Benefit
 Germany...................................................   (2,007)   (5,305)
 US........................................................      --        --
 Other.....................................................      --          3
                                                            --------  --------
 Total..................................................... $ (2,007) $ (5,302)

4.Income Taxes

  In March 1999 the German government passed new tax legislation which reduced the corporate income tax rate from 45% to 40%. Accordingly, the Company's deferred tax assets and liabilities related to Germany were re-measured using 40% in the first quarter of 1999. The impact of re-measuring the deferred tax assets and liabilities using the new rate was recorded as a reduction in the income tax benefit of approximately $550,000 for the quarter ended March 31, 1999.

5.Business Acquisitions

  Effective April 13, 1999, the Company acquired 51% of the outstanding shares of Sunweb Internet Services SIS AG (Sunweb") for a total consideration of DM 2,865,550 ($1,513,201). DM 1,806,957 ($954,193) of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 25,000 shares of the common stock of the Company. The Stock Purchase Agreement also contains provisions for put and call options for the sellers and buyers, respectively, for the remaining 49% of the outstanding stock of Sunweb. The purchase price per the agreement for the remaining 49% of the shares is based on a multiple of Sunweb's net profit or loss before taxes. The put and call options expire on December 31, 2001. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Sunweb's results of operations for the period April 13, 1999 through June 30, 1999. Goodwill recorded in connection with the acquisition of Sunweb, amounting to DM 2,674,512 ($1,412,320), is being amortized over 10 years.

  Effective June 25, 1999, the Company acquired 100% of the outstanding shares of Flashnet S.p.A. (Flashnet") for a total consideration of DM 49,166,828 ($25,963,367). DM 41,464,040 ($21,895,781) of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 301,290 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting. Flashnet's results of operations subsequent to June 25, 1999 are not included in the accompanying financial statements due to immateriality. Goodwill recorded in connection with the acquisition of Flashnet, amounting to DM 52,544,954 ($27,747,243), is being amortized over 10 years.

  The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1998 and 1999 assume the acquisitions of Open:Net, Vianet and Flashnet had occurred as of January 1, 1998. The unaudited pro forma consolidated results of operations do not include the results of operations of Sunweb due to the relative insignificance of the amounts involved.

                                                    Six months ended June 30,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
Revenue............................................ $  7,036,873  $ 12,760,400
Net loss...........................................    2,893,699    10,114,041
Basic and diluted loss per share................... $      (0.19) $      (0.49)

6.Shareholders Equity

  In June 1999, holders of 276,560 shares of Series A Preferred Stock converted their shares into 276,560 shares of the Company's Common Stock. Also in June 1999, holders of 1,290,000 shares of Series B Preferred Stock converted their shares into 1,290,000 shares of the Company's Common Stock.

7.Subsequent events

  On July 1, 1999, the Company sold 150,000 units consisting of 14.0% Senior Notes due 2009 and warrants to purchase 4,534,604 shares of Common Stock. The net proceeds of the unit offering were approximately $144 million.

             UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

  The following unaudited Pro Forma Consolidated Financial Statements are based on our Consolidated Financial Statements contained elsewhere in this Offering Supplement. The accompanying unaudited Pro Forma Consolidated Statements of Loss for the year ended December 31, 1998 and the six months ended June 30, 1999, are based on the historical consolidated financial statements of the Company, adjusted as if the acquisitions of Open:Net, Vianet and Flashnet, collectively referred to as the Acquisitions", had occurred on January 1, 1998. These unaudited Pro Forma Consolidated Financial Statements do not include the results of operations of Sunweb due to the relative insignificance of the amounts involved nor do they reflect this Offering or application of the proceeds therefrom.

  The Unaudited Pro Forma Consolidated Financial Statements combine the historical financial position and results of the Company with the historical financial position and results of the Acquisitions, prior to the dates the Company made such acquisitions, using the purchase method of accounting. The Pro Forma Consolidated Statements of Loss presented are not necessarily indicative of the operating results that would have been achieved had such transactions occurred at the dates indicated above. These statements are based on the assumptions set forth in the notes to such statements and should be read in conjunction with the related financial statements and notes thereto of the Company, Open:Net, Vianet and Flashnet included elsewhere in this Offering Memorandum.

  The accounting adjustments reflected in the accompanying unaudited Pro Forma Consolidated Financial Statements reflect estimates made by the Company and assumptions which the Company believes to be reasonable. The Company believes that no significant uncertainties should affect the pro forma adjustments and considers the impact of any such uncertainties to be immaterial.

                   PRO FORMA CONSOLIDATED STATEMENTS OF LOSS

                          Year ended December 31, 1998

                                  (unaudited)

                              Historical                          Pro Forma
                                Company      Acquisitions        as Adjusted
                              -------------  -------------       -------------
                              (in thousands, except per share data)
Revenue
  Internet Projects.........  $       5,139    $     1,067(a)    $       6,206
  Network Services..........          3,495          7,689(a)           11,184
                              -------------    -----------       -------------
Total revenues..............          8,634          8,756              17,390
Cost of revenues
  Internet Projects.........          4,699            801(b)            5,500
  Network Services..........          4,067          4,882(b)            8,949
  Depreciation and amortiza-
   tion.....................          1,674            376(b)            2,050
                              -------------    -----------       -------------
    Total cost of revenues..         10,440          6,059              16,499
                              -------------    -----------       -------------
Gross profit (loss).........         (1,806)         2,697                 891
General and administrative
 expenses...................          1,576          1,936(c)            3,512
Marketing expenses..........          3,844          1,692(c)            5,536
Research and development ex-
 penses.....................          2,941            917(c)            3,858
Depreciation and amortiza-
 tion.......................            880          4,131(c)(d)         5,011
                              -------------    -----------       -------------
    Total Operating Ex-
     penses.................          9,241          8,676              17,917
                              -------------    -----------       -------------
Operating loss..............        (11,047)        (5,979)            (17,026)
Interest expense............            197            234(e)              431
Interest income.............            154             10(e)              164
                              -------------    -----------       -------------
Loss before taxes and minor-
 ity interest...............        (11,090)        (6,203)            (17,293)
Income tax benefit..........          6,173            580(f)            6,753
Minority interest...........            145            --                  145
                              -------------    -----------       -------------
Net loss....................  $      (4,772)   $    (5,623)      $     (10,395)
                              =============    ===========       =============
Basic and diluted loss per
 share......................  $       (0.30)                     $       (0.64)
                              =============                      =============
Number of shares used to
 compute earnings per
 share......................     16,012,653        339,887(g)       16,352,540
                              =============    ===========       =============

                   PRO FORMA CONSOLIDATED STATEMENTS OF LOSS

                         Six months ended June 30, 1999

                                  (unaudited)

                              Historical                          Pro Forma
                                Company      Acquisitions        as Adjusted
                              -------------  -------------       -------------
                              (in thousands, except per share data)
Revenue
  Internet Projects.........  $       2,459    $      432(a)     $       2,891
  Network Services..........          5,994         3,875(a)             9,869
                              -------------    ----------        -------------
Total revenues..............          8,453         4,307               12,760
Cost of revenues
  Internet Projects.........          2,056           313(b)             2,369
  Network Services..........          6,534         2,665(b)             9,199
  Depreciation and amortiza-
   tion.....................          1,545           130(b)             1,675
                              -------------    ----------        -------------
    Total cost of revenues..         10,135         3,108               13,243
                              -------------    ----------        -------------
Gross (loss)................         (1,682)        1,199                 (483)
General and administrative
 expenses...................          3,770           225(c)             3,995
Marketing expenses..........          5,147         1,125(c)             6,272
Research and development ex-
 penses.....................          2,146           118(c)             2,264
Depreciation and amortiza-
 tion.......................          1,228         1,505(c)(d)          2,733
                              -------------    ----------        -------------
    Total Operating Ex-
     penses.................         12,291         2,973               15,264
                              -------------    ----------        -------------
Operating loss..............        (13,973)       (1,774)             (15,747)
Interest expense............             64            47(e)               111
Interest income.............            383             0                  383
                              -------------    ----------        -------------
Loss before taxes...........        (13,654)       (1,821)             (15,475)
Minority interest income
 (expense)..................            103             0                  103
Income tax benefit..........          5,302          (44)(f)             5,258
                              -------------    ----------        -------------
Net loss....................  $      (8,249)   $   (1,865)       $     (10,114)
                              =============    ==========        =============
Basic and diluted loss per
 share......................  $        0.40                      $        0.49
                              =============                      =============
Number of shares used to
 compute loss per share.....     20,428,698       301,290(g)        20,729,988
                              =============    ==========        =============

            NOTES TO THE PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

         (All dollar amounts in thousands, unless otherwise indicated)

(a) Includes the revenues of the Acquisitions for the periods prior to their respective acquisition dates as follows.

                                                 Vianet Open:Net Flashnet Total
                                                 ------ -------- -------- -----
     1998 Pro Formas
     Internet Projects..........................   --     461       606   1,067
     Network Services........................... 3,123    372     4,194   7,689

     1999 Pro Formas
     Internet Projects..........................   --     --        432     432
     Network Services...........................   --     --      3,875   3,875

(b) Includes the cost of revenues of the Acquisitions for the periods prior to their respective acquisition dates as follows.

                                                 Vianet Open:Net Flashnet Total
                                                 ------ -------- -------- -----
     1998 Pro Formas
     Internet Projects..........................   --     242       559     801
     Network Services........................... 1,682    215     2,985   4,882
     Depreciation and amortization..............    88     22       266     376

     1999 Pro Formas
     Internet Projects..........................   --     --        313     313
     Network Services...........................   --     --      2,665   2,665
     Depreciation and amortization..............   --     --        130     130

(c) Includes the operating expenses of the Acquisitions for the periods prior to their respective acquisition dates as follows.

                                                 Vianet Open:Net Flashnet Total
                                                 ------ -------- -------- -----
     1998 Pro Formas
     General and administrative expenses........   420     26     1,490   1,936
     Marketing expenses.........................   741    310       641   1,692
     Research and development expenses..........   259    178       480     917
     Depreciation and amortization..............    75     27       112     214

     1999 Pro Formas
     General and administrative expenses........   --     --        225     225
     Marketing expenses.........................   --     --      1,125   1,125
     Research and development expenses..........   --     --        118     118
     Depreciation and amortization..............   --     --        118     118

(d)Represents the amortization of goodwill and other intangible assets arising from the Acquisitions.

                                                  Vianet Open:Net Flashnet Total
                                                  ------ -------- -------- -----
   1998 Pro Formas
   Amortization.................................   766     168     2,983   3,917

   1999 Pro Formas
   Amortization............................................  --  --  1,387 1,387

  Amortization is calculated on a straight line basis using the following useful lives.

     Goodwill.......................................................... 10 years
     Customer base.....................................................  5 years
     Management contracts..............................................  3 years

  The calculation and allocation of the purchase price was as follows:

                                            Vianet  Open:Net Flashnet   Total
                                            ------  -------- --------  -------
     Purchase price.......................  $4,483   $2,541  $25,963   $32,987
     Less: net assets acquired............     (37)     130   (1,784)   (1,691)
                                            ------   ------  -------   -------
     Excess of purchase price over net as-
      sets acquired.......................  $4,520   $2,411  $27,747   $34,678

  Allocated to:

     Goodwill..................................... $2,063 $2,299 $27,747 $32,109
     Customer base................................  1,945    112     --    2,057
     Management contracts.........................    512    --      --      512
                                                   ------ ------ ------- -------
                                                   $4,520 $2,411 $27,747 $34,678
                                                   ====== ====== ======= =======

  In addition to cash of $4,483 (of which $4,125 was paid in the first quarter of 1999), the purchase price for Vianet includes 225,000 shares of common stock of the Company which were placed with a trustee to be released annually over a five year period. Of these shares, 150,000 are to be released in 30,000 share increments as long as the owner of these shares remains an employee of the Company. The remaining 75,000 shares are to be released annually over a five year period in 15,000 share increments. The 150,000 shares as to which release will be made so long as the owner thereof remains an employee of the Company are being treated as contingent consideration and accordingly, will be recorded as an additional cost of the acquisition when the shares are released by the trustee.


(e) Includes interest income and expense of the Acquisitions for the periods prior to their respective acquisition dates as follows:

                                                  Vianet Open:Net Flashnet Total
                                                  ------ -------- -------- -----
     1998 Pro Formas
     Interest expense............................    3       8      223     234
     Interest income.............................  --      --        10      10
     1999 Pro Formas
     Interest expense............................  --      --        47      47
     Interest income.............................  --      --       --      --

(f) The income tax adjustment represents Vianet income tax expense of $4 and Flashnet income benefit of $584 for 1998 and a Flashnet income tax expense of $44 for 1999.

(g) Weighted average shares outstanding for the purposes of calculating pro forma basic and diluted loss per share is as follows:

                                                            1998       1999
                                                         ---------- ----------
     Historical weighted average shares................. 16,012,653 20,428,698
     Shares issued in connection with certain of the
      Acquisitions and not reflected in historical
      weighted average shares;
       Open: Net acquisition............................     38,597        --
       Flashnet acquisition.............................    301,290    301,290
                                                         ---------- ----------
                                                         16,352,540 20,729,988
                                                         ========== ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following discussion is based on our Consolidated Financial Statements included elsewhere in this Supplement. Such financial statements have been prepared in accordance with generally accepted accounting principles in the United States. This section contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in such forward-looking statements. See "Risk Factors" and "Information Regarding Forward-Looking Statements" in the Offering Memorandum.

 Overview

  The following table sets forth, for the periods indicated, the items of Consolidated Statements of Loss for the six month periods ended June 30, 1998 and 1999, respectively, expressed as a percentage of total revenues:

                                           Percent of Total Revenues
                                           -------------------------
                                           Six Months Ended June 30,
                                           -------------------------
                                               1998         1999
                                           ------------ ------------
Revenue
Internet Projects........................         55.6%        29.1%
Network Services.........................         44.4%        70.9%
  Total Revenues.........................        100.0%       100.0%
Cost of Revenues
Internet Projects........................         42.9%        24.3%
Network Services.........................         52.1%        77.3%
Depreciation and amortization............          9.9%        18.3%
  Total cost of revenues.................        104.9%       120.0%
Gross loss.................................       -4.9%       -20.0%
Operating Expenses
General and administrative expenses......         19.5%        44.6%
Marketing expenses.......................         48.0%        60.9%
Research and development.................         24.5%        25.4%
Depreciation and amortization............          8.1%        14.5%
  Total operating expenses...............        100.1%       145.4%
Operating loss...........................       -105.0%      -165.3%
Interest expense.........................          3.2%        -0.8%
Interest income..........................          0.4%         4.5%
Loss before taxes and minority interest..       -107.8%      -161.5%
Income tax benefit.......................         59.9%        62.7%
Net loss before minority interest........        -47.9%       -98.8%
Minority interest........................          0.0%         1.2%
Net loss.................................        -47.9%       -97.6%

 Results of Operations--Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1999

 Revenues

  Total revenues increased 152.1% from $3,352,487 in first half of 1998 to $8,452,353 in first half of 1999. Internet Project revenues increased 32.0% from $1,863,075 in the first half of 1998 to $2,458,547 for the same time period in 1999 while Network Services revenues increased 302.4% from $1,489,412 to $5,993,805. First half Network Services revenues represented
70.9% of total revenues in 1999, as compared with 44.4% in 1998. The relative higher increase in revenues from Network Services is partially a result of expansion of our customer base, which provides us with a stream of recurring revenues. Although the Company has focused on building these recurring revenues from Network Services, building relations with Internet Project customers remains a continuing strategy. In addition, we consolidated $1,901,219 of Vianet revenues and (for the second quarter only) $120,256 of Sunweb revenues in the first half of 1999. Vianet's revenues are derived principally from Network Services. Excluding the impact of consolidating Vianet's, Open:Net's and Sunweb's revenues, Network Services revenues in the first half of 1999 would have increased 174.0% from the first half of 1998.

 Cost of Revenues

  Cost of revenues increased 188.3% from $3,515,654 in the first half of 1998 to $10,134,196 in the first half of 1999. Cost of revenues for Internet Projects increased 42.9% from $1,438,477 to $2,055,656. Cost of revenues for Network Services increased 274.3% from $1,745,699 to $6,533,928. A portion of this increase in Network Services costs reflects the consolidation of Vianet (even though Vianet's cost of revenues as a percentage of revenues was lower than our own). Excluding Vianet, our cost of revenues increased approximately 164%, due to expenditures for personnel and expenses associated with the expansion of our network, including leasing additional lines to provide the increased capacity we will require as our business grows. The shift in percentage cost of revenues from Internet Projects to Network Services in the first half of 1999 is the result of our continued investment in Network Services infrastructure. This investment included leased line costs, costs of newly hired personnel for network deployment and management and network facilities and equipment.

  While total revenues increased, increases in cost of revenues caused gross margins to decline from $(163,167) in the first half of 1998 to $(1,681,843) in the first half of 1999. Cost of revenues as a percentage of total revenues increased from 104.9% in the first six months of 1998 to 120.0% in the same time period for 1999. This is principally due to our investment in Network Services infrastructure, discussed above. We expect to see improvement in our gross margin generally and Network Service in particular as we expand our customer base and increase revenues per account and are thereby able to spread the costs of product and network development over a larger revenue base. We also expect our gross margin to improve over time as a result of our strategy to construct our own infrastructure, including the replacement of leased transmission facilities with owned facilities and the purchase of domestic and international transmission capability as a telecommunications operator (rather than as a purchaser at retail prices).

 General and Administrative Expenses

  General and administrative expenses increased 475.8% from $654,685 in the first half of 1998 to $3,769,986 in the first half of 1999. These expenses constituted 44.6% of revenues in the first half of 1999, compared to 19.5% for the same period in 1998. Several factors contributed to this increase including: the addition of personnel to develop and manage information systems and internal services as well as the addition of senior management at the Cybernet AG level to oversee our international operations; the centralizing of our IT group; general office equipment purchases and relocation expenses at Sunweb; and, to a lesser extent, certain accounting reallocations and the impact of consolidating Open:Net, Vianet and Sunweb in the first half of 1999. Open:Net, Vianet and Sunweb together incurred general and administrative expenses of $469,363. We have recently undertaken certain measures, including a hiring freeze in our German operations and at Sunweb on all non-sales force employee additions until revenues improve, with the expectation that over the next several fiscal quarters, such measures will help to decrease the proportion of general and administrative expenses to our total revenues.

Marketing Expenses

  Marketing expenses increased 220.1% from $1,607,852 in the first half of 1998 to $5,147,291 in first half of 1999, principally as a result of substantial investments in marketing activities, including trade fairs, product literature and related expenditures. These investments have also included consolidating the various local brands that we have acquired. This increase also reflects the impact of consolidating Open:Net, Vianet and Sunweb in the first half of 1999, which together incurred marketing expenses of $633,622. Although we expect marketing expenses to decrease as a percentage of revenues over time, we plan to increase the amount we spend to establish our trade name locally and internationally.

Research and Development

  Research and development expenditures increased 161.4% from $820,921 in the first half of 1998 to $2,146,090 in the first half of 1999. This reflects an increase in personnel hired to develop new products and services, especially our e-commerce solutions for which 19 people were hired in the first half of 1999.

Depreciation and Amortization

  Depreciation and amortization increased 351.3% from $272,052 in the first six months of 1998 to $1,227,757 in the first half of 1999. This increase is attributable to the additional amortization of the goodwill arising from the acquisition of Open:Net and Vianet in 1998 and to our investments in computer hardware and software and facilities and depreciation of our billing system.

Interest Expense and Income

  Interest expense decreased 39.3% from $105,584 in the first six months of 1998 to $64,066 in the same period of 1999. Our interest income increased from $11,701 in the first six months of 1998 to $383,431 in the same period of 1999. This increase is principally a result of interest earned on cash proceeds from our December 1998 private equity offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Cash Flow" in the accompanying Offering Memorandum.

Other Comprehensive Loss: Foreign Currency Translation Adjustments

  Foreign currency translation adjustments resulted in a gain of $12,619 in the first half of 1998 and a loss of $7,624,064 in the first half of 1999. The decrease in 1999 over 1998 is a result of the strengthening of the U.S. dollar in the first six months of 1999 in relation to the Deutsche Mark.

 Liquidity and Capital Resources

 Cash Flow

  Operating activities used cash of $11,334,499 for the six months ended June 30, 1999 compared to $3,133,178 for the comparable period in 1998. This is principally the result of our first half net loss in 1999.

  For the six months ended June 30, 1999, investing activities used cash of $36,039,454, compared to $1,452,738 for the comparable period in 1998. This increase in use of cash represents primarily our deferred cash payment for the Vianet acquisition, the acquisition of Flashnet and purchases of property and equipment. Expenditures for property and equipment consisted principally of purchases of computer hardware and software and other expenditures related to our Internet backbone and equipment necessary to support our anticipated growth.

  For the six months ended June 30, 1999, net cash provided by financing activities was $23,805,141, compared to net cash provided of $2,698,286 for the comparable period in 1998. This increase resulted from the Interim Loan incurred to finance the Flashnet Acquisition. The Units Offering in July 1999 generated $144,500,000 in net proceeds, $22,374,264 of which was used to repay in full the Interim Loan and $57,466,076 of which was placed in an escrow account, in accordance with the terms of the Senior Notes Indenture, to fund the first six interest payments on the Senior Notes.

 Working Capital

  On June 30, 1999, our working capital, defined as the excess of our current assets over our current liabilities, was $(11,562,266), as compared to $(37,750,651) on December 31, 1998. The decrease in working capital resulted from an increase in short-term borrowings (including the Interim Loan), an increase in trade accounts payable and other accrued liabilities, as well as an increase in accrued personnel costs and the current portion of long-term capital lease obligations. This decrease was only partially offset by increases in cash and accounts receivalbe. Our balance sheet as of June 30, 1999, reflects $7,463,206 for net accounts receivable compared to $3,248,754 for the period ended December 31, 1998 and $4,048,784 for the period ended March 31, 1999. This increase is attributable to the large increase in sales (and therefore average accounts receivable balances) but also collection difficulties at Cybernet AG and at Flashnet, whose balance sheet was first consolidated on June 30, 1999. We have instituted various measures which we expect will facilitate collection of these receivables including realignment of sales force compensation schemes, pre-contract credit evaluations for both business and residential customers and assignment of direct responsibility to managers at the subsidiary-level for reductions in receivables balances.


 Credit Arrangements

  As of June 30, 1999, the Company had short-term unsecured overdraft facilities under which the Company and its subsidiaries could borrow up to DM 463,340 ($253,023). These facilities are denominated in Deutsche Marks (in the amount of DM 200,000 ($109,217)), Italian Lire (in the amount of DM 121,200 ($66,186)) and
Austrian Schilling (in the amount of DM 142,140 ($77,621)). The interest rates fluctuate based upon current lending rates. The weighted average borrowing rate on these facilities was 8.1% as of June 30, 1999. In addition, certain of the Company's banks provide overdraft protection exceeding the limits specified in these agreements. As of June 30, 1999, the Company and its subsidiaries had used DM 835,768 ($456,400). In addition, as of June 30, 1999, the Company had long-term capitalized lease obligations of DM 3,041,153 ($1,660,725). Amounts expressed in Deutsche Marks in this paragraph have been translated for convenience purposes into U.S. dollars at the rate of DM 1.83122 = $1.00 (the rate implied by the August 3, 1999 Noon Buying Rate of the Euro to the U.S. dollar).

 Capital Expenditures

  For the six months ended June 30, 1999, capital expenditures totaled $6,586,968, compared to $1,221,112 for the comparable period in 1998. We funded these capital expenditures primarily from net cash provided by financing activities. The major investments by the Company in the first half of 1999 included investments in (i) a class 4 national telecommunications license for the German market at a cost of DM 3,000,000 ($1,638,256), (ii) progress payments on the installation of a new billing system totalling approximately DM 4,705,000 ($ o ), (iii) the expansion of leased-line POP's at a cost of approximately DM 1,700,000 ($ o ) and (iv) various computer and technical equipment at a cost of approximately DM 1,600,000 ($ o ). We have budgeted approximately $45.0 million in capital expenditures for the remainder of 1999. We expect to use these amounts to install carrier grade digital circuit switches and related equipment in order to offer voice services to our customers, to build data centers and office infrastructure and for transmission facilities (including alternative long-haul transmission capabilities) and related equipment. We also expect to use a portion of these budgeted amounts for the continued roll-out of our billing system.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not utilize market-risk-sensitive instruments, such as derivative financial instruments. Our primary market risk is in the area of interest rate and foreign currency exchange rate fluctuations.

         We maintain our cash balances in deposits at banks and in highly liquid short-term investments, such as money market funds, therefore lowering our exposure to interest income risks.

         As a result of our sale of Units consisting of 14.0% Senior Notes due 2009 and warrants in July 1999 (the "Unit Offering"), we have a substantial amount of debt in U.S. dollars. While our reporting currency is U.S. dollars, our functional currency is the Deutsche Mark and significant fluctuations in the U.S. dollar to Deutsche Mark exchange rate could have an adverse impact on the amount of Deutsche Marks required to satisfy this debt. We estimate that a 10% increase in the exchange rate between the Deutsche Mark and the U.S. dollar would increase the Deutsche Mark amount required to settle the debt outstanding from the Unit Offering by approximately $15,000,000.

         All of the Company's revenues and a significant portion of our expenses are denominated in currencies other than our reporting currency, the U.S. dollar. Approximately 89% of our revenues in 1998 were denominated in Deutsche Mark and, as such, the majority of our foreign exchange rate exposure relates to the translation of our Deutsche Mark financial statements into U.S. dollars which is impacted by changes in the exchange rates between the Euro and the U.S. dollar. We prepared a sensitivity analysis to assess the impact of exchange rate fluctuations on our 1998 operating results. Based on this analysis, we estimated that a 10% adverse change in the exchange rates between the Deutsche Mark and the U.S. dollar would have increased our reported net loss for 1998 by approximately $530,300. Our analysis also indicated that a 10% decrease in the exchange rate between the U.S. dollar and the Deutsche Mark would result in a decrease of our March 31, 1999 net assets of approximately $1,997,900.

         We have not entered into any derivative hedging instruments to reduce the risk of exchange rate fluctuations.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 8,1999 we sold 150,000 Units (the "Units") to Qualified Institutional Buyers pursuant to Rule 144A under the Securities Act of 1933 as amended (the "'33 Act"). Each Unit consisted of our 14.0% Senior Note due 2009 in the principal amount of $1,000 (the "Senior Notes") and a Warrant to purchase 30.2310693 shares of our common stock par value $0.001 per share at a price of $22.278 per share (the "Warrants"). Shares issuable upon exercise of the Warrants represented 15% of our issued and outstanding capital stock at that time. The Units were sold through Lehman Brothers and Morgan Stanley Dean Witter for an aggregate offering price of $150,000,000. The aggregate discounts and commissions were $4,500,000 and the net proceeds were $144,500,000. Of this amount, $57,466,076 was used to purchase U.S. government securities pledged to an escrow account to secure payment of the first six interest payments on the Senior Notes, and $22,374,264 was used to repay an interim loan incurred to finance the cash portion of the acquisition price of Flashnet S.p.A. ("Flashnet").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

         NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              27.0  Financial Data Schedule for the period ended June 30, 1999.

         (b)  REPORTS ON FORM 8-K

              We filed a report on Form 8-K on July 15, 1999 reporting on our acquisition of Flashnet and our Units Offering.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CYBERNET INTERNET SERVICES INTERNATIONAL, INC.



                            BY:  /s/ Andreas Eder
                                 ------------------------------------------
                                 Andreas Eder
                                 Chairman of the Board, President, and
                                 Chief Executive Officer



                            BY:  /s/ Robert Eckert
                                 ------------------------------------------
                                 Robert Eckert
                                 Chief Financial Officer and Treasurer


Dated:  August 13, 1999