Form 10-Q/A
period 1999-06-30
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 1999-08-19
CIK 1070658

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                  FORM 10-Q/A

                               (Amendment No. 1)

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

 Overview

  The following table sets forth, for the periods indicated, the items of Consolidated Statements of Loss for the six month periods ended June 30, 1998 and 1999, respectively, expressed as a percentage of total revenues:

                                           Percent of Total Revenues
                                           -------------------------
                                           Six Months Ended June 30,
                                           -------------------------
                                               1998         1999
                                           ------------ ------------
Revenue
Internet Projects........................         55.6%        29.1%
Network Services.........................         44.4%        70.9%
  Total Revenues.........................        100.0%       100.0%
Cost of Revenues
Internet Projects........................         42.9%        24.3%
Network Services.........................         52.1%        77.3%
Depreciation and amortization............          9.9%        18.3%
  Total cost of revenues.................        104.9%       120.0%
Gross loss.................................       -4.9%       -20.0%
Operating Expenses
General and administrative expenses......         19.5%        44.6%
Marketing expenses.......................         48.0%        60.9%
Research and development.................         24.5%        25.4%
Depreciation and amortization............          8.1%        14.5%
  Total operating expenses...............        100.1%       145.4%
Operating loss...........................       -105.0%      -165.3%
Interest expense.........................          3.2%         0.8%
Interest income..........................          0.4%         4.5%
Loss before taxes and minority interest..       -107.8%      -161.5%
Income tax benefit.......................         59.9%        62.7%
Net loss before minority interest........        -47.9%       -98.8%
Minority interest........................          0.0%         1.2%
Net loss.................................        -47.9%       -97.6%

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

 General and Administrative Expenses

  General and administrative expenses increased 475.8% from $654,685 in the first half of 1998 to $3,769,986 in the first half of 1999. These expenses constituted 44.6% of revenues in the first half of 1999, compared to 19.5% for the same period in 1998. Several factors contributed to this increase including: the addition of personnel to develop and manage information systems and internal services as well as the addition of senior management at the Cybernet AG level to oversee our international operations; the centralizing of our IT group; general office equipment purchases and relocation expenses at Sunweb; and, to a lesser extent, certain accounting reallocations and the impact of consolidating Open:Net, Vianet and Sunweb in the first half of 1999. Open:Net, Vianet and Sunweb together incurred general and administrative expenses of $507,714. We have recently undertaken certain measures, including a hiring freeze in our German operations and at Sunweb on all non-sales force employee additions until revenues improve, with the expectation that over the next several fiscal quarters, such measures will help to decrease the proportion of general and administrative expenses to our total revenues.

Marketing Expenses

  Marketing expenses increased 220.1% from $1,607,852 in the first half of 1998 to $5,147,291 in first half of 1999, principally as a result of substantial investments in marketing activities, including trade fairs, product literature and related expenditures. These investments have also included consolidating the various local brands that we have acquired. This increase also reflects the impact of consolidating Open:Net, Vianet and Sunweb in the first half of 1999, which together incurred marketing expenses of $651,584. Although we expect marketing expenses to decrease as a percentage of revenues over time, we plan to increase the amount we spend to establish our trade name locally and internationally.

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


 Credit Arrangements

  As of June 30, 1999, the Company had short-term unsecured overdraft facilities under which the Company and its subsidiaries could borrow up to DM 1,194,445 ($652,267). These facilities are denominated in Deutsche Marks (in the amount of DM 200,000 ($109,217)), Italian Lire (in the amount of DM 814,202 ($444,623)),
Austrian Schilling (in the amount of DM 142,140 ($77,621)) and Swiss Franc (in the amount of DM 38,103 ($20,807)). The interest rates fluctuate based upon current lending rates. The weighted average borrowing rate on these facilities was 8.1% as of June 30, 1999. In addition, certain of the Company's banks provide overdraft protection exceeding the limits specified in these agreements. As of June 30, 1999, the Company and its subsidiaries had used DM 835,768 ($456,400). In addition, as of June 30, 1999, the Company had long-term capitalized lease obligations of DM 3,041,153 ($1,660,725). Amounts expressed in Deutsche Marks in this paragraph have been translated for convenience purposes into U.S. dollars at the rate of DM 1.83122 = $1.00 (the rate implied by the August 3, 1999 Noon Buying Rate of the Euro to the U.S. dollar).

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


Dated:  August 19, 1999