Form 10-Q
period 1999-09-30
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 1999-11-15
CIK 1070658

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 49-89-993-150
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                Yes [ ]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


       Class                                 OUTSTANDING AT SEPTEMBER 30, 1999

Common stock - $0.001 par value                         20,764,207

                               TABLE OF CONTENTS

                                     PAGE
                                     ----

PART I  FINANCIAL INFORMATION............................................   1

  ITEM 1.  FINANCIAL STATEMENTS..........................................   1

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................   7

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....  10


PART II  OTHER INFORMATION...............................................  10

   ITEM 1.  LEGAL PROCEEDINGS............................................  10

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................  10

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................  11

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  11

   ITEM 5.  OTHER INFORMATION............................................  11

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................  11


SIGNATURES...............................................................  12

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                          December 31,       September 30,
                                                                              1998               1999
                                                                        ----------------   ----------------
                                                                                               Unaudited
                                                                                           ----------------
                                                                                  ( in thousands )
ASSETS
     Cash and cash equivalents........................................           $42,876           $140,079
     Short-term investments...........................................               112                 32
     Accounts receivable, net of allowance for doubtful accounts of $183,460 and $361,393 for September 30, 1999 and December 31,
     1998 respectively................................................             3,249              8,854
     Other receivables................................................             1,793              2,490
     Prepaid expenses and other assets................................               423              1,193
                                                                                 -------           --------
      Total current assets............................................            48,453            152,648

     Property and equipment, net......................................             7,970             18,291
     Product development costs, net...................................             5,743              4,794
     Goodwill, net....................................................             6,505             35,633
     Deferred income taxes............................................             8,166             21,140
     Restricted cash                                                                   -             58,377
     Other assets.....................................................             2,608             11,294
                                                                                 -------           --------

TOTAL ASSETS..........................................................           $79,445           $302,177
                                                                                 =======           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Overdrafts and short-term borrowings.............................           $   287           $     88
     Trade accounts payable...........................................             3,346             10,165
     Other accrued liabilities........................................             1,073              8,583
     Deferred purchase obligations....................................             4,483                  3
     Current portion long term debt and capital lease obligations.....               925              1,552
     Accrued personnel costs..........................................               589              1,258
                                                                                 -------           --------
      Total current liabilities.......................................            10,703             21,649

     Long-term debt...................................................                67            176,328
     Capital lease obligations........................................             1,316              1,175

SHAREHOLDERS' EQUITY
     Common stock $.001 par value, 50,000,000 shares authorized,
     20,764,207 shares issued and outstanding at September 30, 1999
     and 18,762,138 issued and outstanding at December 31, 1998.......                19                 21
     Preferred stock $.001 pr value, 50,000,000 shares authorized,
     4,793,440 shares issued and outstanding at September 30, 1999 and
     6,360,000 issued and outstanding at December 31, 1998............                 6                  5
     Subscription receivable..........................................               (19)                 -
     Additional paid in capital.......................................            72,795            131,230
     Accumulated deficit..............................................            (6,436)           (24,338)
     Other comprehensive income (loss)................................               994             (3,893)
                                                                                 -------           --------
     Total shareholders' equity.......................................            67,359            103,025
                                                                                 -------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................           $79,445           $302,177
                                                                                 =======           ========

          See accompanying notes to consolidated financial statements

                CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                  (Unaudited)


                                                             For three months ended                   For nine months ended
                                                                 September 30,                            September 30,
                                                         ------------------------------          -------------------------------
                                                            1998               1999                 1998               1999
                                                                        (in thousands, except per share data)
Revenue
     Internet Projects................................     $     1,255       $       993           $     3,118       $     3,452
     Network Services.................................             772             5,298                 2,261            11,292
                                                           -----------       -----------           -----------       -----------
Total revenues........................................           2,027             6,291                 5,379            14,744

Cost of revenues:
     Internet Projects................................             449             1,182                 1,887             3,238
     Network Services.................................             872             4,168                 2,619            10,702
     Depreciation and amortization....................             348               829                   680             2,374
                                                           -----------       -----------           -----------       -----------
Total cost of revenues................................           1,669             6,179                 5,186            16,314
                                                           -----------       -----------           -----------       -----------
Gross margin (loss)...................................             358               112                   193            (1,570)

    General and administrative expenses...............             586             5,607                 1,241             9,377
    Marketing expenses................................           1,660             2,097                 3,268             7,244
    Research and development..........................             345             1,650                 1,166             3,796
    Depreciation and amortization.....................             203             1,694                   475             2,922
                                                           -----------       -----------           -----------       -----------
Total operating expenses..............................           2,794            11,048                 6,150            23,339
Interest expense......................................               8             8,230                   114             8,294
Interest income.......................................              55             1,800                    67             2,183
Realized foreign currency translation losses..........               -              (651)                    -              (651)
                                                           -----------       -----------           -----------       -----------
Loss before taxes and minority interest...............          (2,389)          (18,017)               (6,004)          (31,671)
Income tax benefit....................................           1,218             8,366                 3,226            13,668
                                                           -----------       -----------           -----------       -----------
Net loss before minority interest.....................          (1,171)           (9,651)               (2,778)          (18,003)
Minority interest.....................................               -                (2)                                    101
                                                           -----------       -----------
Net loss..............................................          (1,171)           (9,653)               (2,778)          (17,902)
Other comprehensive loss:
     Foreign currency translation adjustments.........            (173)            2,737                  (173)           (3,892)
                                                           -----------       -----------           -----------       -----------
Comprehensive income (loss)...........................     $    (1,344)      $    (6,916)          $    (2,951)      $   (21,794)
                                                           -----------       -----------           -----------       -----------
Basic and diluted loss per share......................     $     (0.07)      $     (0.47)          $     (0.18)      $     (0.92)
                                                           ===========       ===========           ===========       ===========
Number of shares used to compute earnings per share...      16,884,415        20,737,037            15,547,621        19,525,557
                                                           ===========       ===========           ===========       ===========

          See accompanying notes to consolidated financial statements

                CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Nine months ending September 30,
                                                                                  -----------------------------------
                                                                                         1998              1999
                                                                                             (in thousands)
Cash Flows from Operating Activities:
Net loss...........................................................................    $ (2,778)         $(17,902)

Adjustments to reconcile net income to net cash provided by operations:
  Deferred tax credit..............................................................      (3,484)          (13,996)
  Depreciation and amortization....................................................       1,539             5,296
  Provision for losses on accounts receivable......................................          30               183

Changes in operating assets and liabilities:
  Trade accounts receivable........................................................      (1,020)           (2,462)
  Other receivables................................................................        (710)             (854)
  Other assets.....................................................................           -            (9,447)
  Prepaid expenses and other assets................................................         (12)             (249)
  Trade accounts payable...........................................................       2,126             3,544
  Accrued interest expense.........................................................           -             1,270
  Amortization of Bond discount....................................................           -             1,360
  Other accrued expenses and liabilities...........................................       2,262             5,885
  Accrued personnel costs..........................................................        (186)              726
                                                                                       --------          --------
     Total changes in operating assets and liabilities.............................       2,460              (227)
                                                                                       --------          --------
  Net cash used in operating activities............................................      (2,233)          (26,646)

Cash Flows from Investing Activities:
Purchase of short term investments.................................................      (-----)          (------)
Proceeds from sale of short term investments.......................................      (3,140)               71
Purchase of property and equipment.................................................      (6,725)          (10,724)
Product development costs..........................................................      (2,758)             (778)
Acquisition of businesses, net of cash acquired....................................           -           (22,749)
Payment of deferred purchase obligations...........................................           -            (4,119)
                                                                                       --------          --------
  Net cash used in investing activities............................................     (12,623)          (38,299)
Cash Flows from Financing Activities:
Proceeds from issue of common stock, net...........................................      12,629                 -
Proceeds from issuance of bonds  warrants..........................................           -            51,199
                                                                                       --------
Proceeds from issuance of bonds  and other borrowings..............................       3,482           174,063
Restricted Cash....................................................................           -           (58,839)
Repayment of borrowings............................................................           -              (382)
                                                                                       --------          --------
  Net cash provided by financing activities........................................      16,111           166,041
                                                                                       --------          --------

Net (decrease) increase in cash and cash equivalents...............................       1,255           101,096

Cash and cash equivalents at beginning of period...................................       2,239            42,876
Translation adjustments............................................................        (173)           (3,893)
                                                                                       --------          --------

Cash and cash equivalents at end of period.........................................    $  3,321           140,079
                                                                                       ========          ========

Supplemental disclosure of non-cash investing and financing activities:
Acquisitions (Note 5):
  Fair value of assets acquired....................................................    $  2,847          $ 33,922
  Less:
     Cash acquired.................................................................           6                73
     Cash paid.....................................................................         849            22,850
     Stock issued..................................................................       1,468             5,249
  Liabilities assumed..............................................................         524             5,755
                                                                                       ========          ========

          See accompanying notes to consolidated financial statements

                CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

           NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine month period ending September 30, 1999 are not necessarily indicative of results to be expected for the year ended December 31, 1999. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's annual report of Form 10-K for the year ended December 31, 1998.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             September 30,
                                                                    --------------------------------
                                                                         1998             1999
                                                                    ---------------  ---------------
Numerator:
     Net loss-numerator for basic and diluted loss per share
(USD in thousands)...............................................    $   (2,781)     $   (17,902)
                                                                      ==========      -----------
Denominator:
     Denominator for basic and diluted loss per
       share -- weighted average shares outstanding                  15,547,621       19,525,557
Basic and diluted loss per share..................................    $   (0.18)     $     (0.92)

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

                                                                                      September 30,
                                                                          --------------------------------------
                                                                               1998                   1999
                                                                          --------------        ----------------
                                                                                      (in thousands)
Revenues
   Germany                                                                        $4,788                $ 7,591
   US                                                                                  -                      -
   Other                                                                             591                  7,153
                                                                                  ------                -------
   Total                                                                          $5,379                $14,744
                                                                                  ======                =======

Cost of Revenues
   Germany                                                                        $4,641                $11,065
   US                                                                                  -                      -
   Other                                                                             545                  5,249
                                                                                  ------                -------
   Total                                                                          $5,186                $16,314
                                                                                  ======                =======

General and Admin Exp.
   Germany                                                                        $1,030                $ 4,909
   US                                                                                128                  2,098
   Other                                                                              83                  2,370
                                                                                  ------                -------
   Total                                                                          $1,241                $ 9,377
                                                                                  ======                =======

                                                                                      September 30,
                                                                          --------------------------------------
                                                                               1998                   1999
                                                                          --------------        ----------------
                                                                                      (in thousands)
Marketing Expenses
   Germany                                                                        $3,163                $ 5,525
   US                                                                                  -                    320
   Other                                                                             105                  1,399
                                                                                  ------                -------
   Total                                                                          $3,268                $ 7,244
                                                                                  ======                =======

Research & Development
   Germany                                                                        $  989                $ 3,497
   US                                                                                  -                      -
   Other                                                                             177                    299
                                                                                  ------                -------
   Total                                                                          $1,166                $ 3,796
                                                                                  ======                =======

Depreciation &Amortization
   Germany                                                                        $  456                $ 2,288
   US                                                                                  -                    329
   Other                                                                              19                    305
                                                                                  ------                -------
   Total                                                                          $  475                $ 2,922
                                                                                  ======                =======

Interest Expense
   Germany                                                                        $  103                $    23
   US                                                                                  -                  8,146
   Other                                                                              11                    125
                                                                                  ------                -------
   Total                                                                          $  114                $ 8,294
                                                                                  ======                =======

Interest Income
   Germany                                                                        $   12                $    15
   US                                                                                 55                  2,168
   Other                                                                               -                      -
                                                                                  ------                -------
   Total                                                                          $   67                $ 2,183
                                                                                  ======                =======

 Realized FX translation adjustments
   Germany                                                                             -                      -
   US                                                                                  -                $  (651)
   Other                                                                               -                      -
                                                                                  ------                -------
   Total                                                                               -                $  (651)
                                                                                  ======                =======

Loss before Taxes
   Germany                                                                        $5,582                $19,701
   US                                                                                 73                  9,376
   Other                                                                             349                  2,594
                                                                                  ------                -------
   Total                                                                          $6,004                $31,671
                                                                                  ======                =======

Income Tax Benefit
   Germany                                                                        $3,226                $ 8,792
   US                                                                                  -                  4,848
   Other                                                                               -                     28
                                                                                  ------                -------
   Total                                                                          $3,226                $13,668
                                                                                  ======                =======

   Minority Interest
   Germany                                                                             -                      -
   US                                                                                  -                      -
   Other                                                                               -                $   101
                                                                                  ------                -------
   Total                                                                               -                $   101
                                                                                  ======                =======

   Net Loss
   Germany                                                                        $2,356                $10,909
   US                                                                                 73                  4,528
   Other                                                                             349                  2,465
                                                                                  ------                -------
   Total                                                                          $2,778                $17,902
                                                                                  ======                =======

4.  Income Taxes

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

5.  Business Acquisitions

Effective April 13, 1999, the Company acquired 51% of the outstanding shares of Sunweb Internet Services SIS AG ("Sunweb") for a total consideration of DM 2,887,494 ($1,524,790). DM 1,806,957 ($954,193) of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 25,680 shares of the common stock of the Company. The Stock Purchase Agreement also contains provisions for put and call options for the sellers and buyers, respectively, for the remaining 49% of the outstanding stock of Sunweb. The purchase price per the agreement for the remaining 49% of the shares is based on a multiple of Sunweb's net profit or loss before taxes. The put and call options expire on December 31, 2001. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Sunweb's results of operations for the period April 13, 1999 through June 30, 1999. Goodwill recorded in connection with the acquisition of Sunweb, amounting to DM 2,696,456 ($1,423,909), is being amortized over 10 years.

Effective June 25, 1999, the Company acquired 100% of the outstanding shares of Flashnet S.p.A. ("Flashnet") for a total consideration of DM 50,323,031 ($26,573,919). DM 41,464,040 ($21,895,781) of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 332,329 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting. Flashnet's results of operations subsequent to June 25, 1999 in the first six months of 1999 are not included in the accompanying financial statements due to immateriality. Goodwill recorded in connection with the acquisition of Flashnet, amounting to DM 51,817,875 ($27,363,297), is being amortized over 10 years.

  The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 and 1999 assume the acquisitions of Open:Net, Vianet and Flashnet had occurred as of January 1, 1998. The unaudited pro forma consolidated results of operations do not include the results of operations of Sunweb due to the relative insignificance of the amounts involved.


                                       Nine months ended September  30,
                                        1998                     1999
                                      ---------------------------------

Revenue...........................      $11,482,224        $19,051,642
Net loss..........................        7,390,040         19,749,389
Basic and diluted loss per share..      $     (0.43)       $     (1.00)


6.  Financing

On July 1, 1999, the Company sold 150,000 units consisting of 14.0% Senior Notes due 2009 and warrants to purchase 4,534,604 shares of Common Stock (the "Units"). The net proceeds (gross proceeds less discounts and commissions) of the Unit offering were approximately $146 million.

On August 19, 1999, the Company sold $35,000,000 13% Convertible Senior Subordinated Discount Notes due 2009. On August 19, 1999 the Company also sold Euro 25,000,000 ($26,662,168) 13% Convertible Senior Subordinated Pay In Kind Notes due 2009. On August 23, 1999, the Company sold $15,002,183 13% Convertible Senior Subordinated Discount notes due 2009. The net proceeds of these three convertible bond offerings were approximately $67 million.

7.  Subsequent events

On October 28, 1999, the Company acquired 51% of the outstanding shares of Novento Telecom AG ("Novento") and 51% of Novento's 100% owned subsidiary Multicall Telefonmarketing AG. ("Multicall"). Novento and Multicall are German direct marketing companies for telecommunication services. The Company has paid cash consideration of DM 2,002,000 ($1,091,663) and transferred 39,412 shares of its common stock to the owners of the companies. The Company has an option to acquire the remaining 49% of the shares of both companies.

On October 29, 1999 the Company acquired the remaining 34% of the outstanding shares of Eclipse S.p.A., an Italian corporation of which the Company already owns 66% of the outstanding shares. The sellers of the shares are the original founders of the Company and are currently the Managers of Finance, Marketing and Operations in the Cybernet Italy organization. The Company has paid a consideration of DM 707,000 ($385,517) and has deposited 136,402 shares of its common stock in a pooling trust from which the shares will be released to the sellers in equal installments over the next three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following table sets forth, for the periods indicated, the items of Consolidated Statements of Loss for the nine months ended September 30, 1998 and 1999, respectively, expressed as a percentage of total revenues:


                                                   Percent of Total Revenues
                                           -----------------------------------------
                                                Nine Months Ended September 30,
                                           -----------------------------------------
                                                1998                       1999
                                           -------------               -------------

Revenue
Internet Projects........................      58.0 %                       23.4 %
Network Services.........................      42.0 %                       76.6 %
  Total Revenues.........................     100.0 %                      100.0 %

Cost of Revenues
Internet Projects........................      35.1 %                       22.0 %
Network Services.........................      48.7 %                       72.6 %
Depreciation and amortization............      12.6 %                       16.0 %
  Total cost of revenues.................      96.4 %                      110.6 %
Gross (income) loss......................      (3.6) %                      10.6 %

Operating Expenses
General and administrative expenses......      23.1 %                       63.6 %
Marketing expenses.......................      60.8 %                       49.1 %
Research and development.................      21.7 %                       25.7 %
Depreciation and amortization............       8.8 %                       19.8 %
  Total operating expenses...............     114.4 %                      158.3 %

Operating loss...........................     110.8 %                      169.0%
Interest expense.........................       2.1%                        56.3 %
Interest income..........................       1.2 %                       14.8 %
Realized FX translation adjustments               -                          4.4 %
Loss before taxes and minority interest..     111.7 %                      214.8 %
Income tax benefit.......................        60 %                       92.7 %
Net loss before minority interest........      51.7 %                      122.1 %
Minority interest........................       0.0 %                        0.7 %
Net loss.................................      51.7 %                      121.4 %

Results of operations--Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1999

Revenues

Total revenues increased 210.4% from $2,027,000 in the three months ending September 30, 1998 to $6,291,000 in the three months ending September 30, 1999. Internet Project revenues decreased 20.9% from 1,255,000 in the three months ended September 30, 1998 to $993,000 for the same time period in 1999 while Network Services revenues increased 586.3% from $772,000 to $11,292,000.

Cost of Revenues

Cost of revenues increased 270.2% from $1,669,000 in the three months ending September 30, 1998 to $6,179,000 in the comparable period in 1999. Cost of revenues for Internet Projects increased 163.3% from $449,000 to $3,238,000. Cost of revenues for Network Services increased 378.0% from $872,000 to $10,702,000. A portion of this increase in Network Services costs reflects the consolidation of Vianet, Sunweb and Flashnet.

General and Administrative Expenses

General and administrative expenses increased 856.8% from $586,000 in the three months ending September 30, 1998 to $5,607,000 in the comparable period in 1999.

Marketing Expenses


Marketing expenses increased 26.3% from $1,660,000 in the three months ending September 30, 1998 to $2,097,000 in the comparable period in 1999.

Research and Development

Research and development expenditures increased 26.3% from $345,000 in the three months ending September 30, 1998 to $1,650,000 in the same period of 1999.

Depreciation and Amortization

Depreciation and amortization increased 734.5% from $203,000 in the three months ending September 30, 1998 to $2,922,163 in the first nine months of 1999.

Interest Expense and Income

Interest expense increased from $8,000 in the three months ending September 30, 1998 to $8,230,000 in the same period of 1999. This was a result of primarily the interest expense incurred during the third quarter of 1999 on the Units sold in July. Our interest income increased from $55,000 in the three months ending September 30, 1998 to $1,800,000 in the same period of 1999. This increase is a result of interest earned on cash proceeds from our December 1998 equity offering and the interest earned on the proceeds from the July Units Offering and August Convertible Note Offerings.

Realized Foreign Currency Translation Gains or Losses

The Company incurred $650,644 of foreign exchange translation losses in the three months ending September 30, 1999.

Results of Operations--Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1999

Revenues

Total revenues increased 174.1% from $5,378,365 in the first nine months of 1998 to $14,743,590 in the first nine months 1999, primarily as a result of increased Network Services revenues. Internet Project revenues increased 10.7% from 3,117,810 in the first nine months of 1998 to $3,451,588 for the same time period in 1999 while Network Services revenues increased 399.5% from $2,260,555 to $11,292,001. The first nine months Network Services revenues represented 76.6% of total revenues in 1999, as compared with 42.0% in 1998.

The increase in revenues from Network Services is mainly a result of expansion of our customer base, which provides us with a stream of recurring revenues. Although the Company has focused on building these recurring revenues from Network Services, building relations with Internet Project customers remains a continuing strategy. In addition, we consolidated $2,808,707 of Vianet revenues, $258,305 of Sunweb revenues (second and third quarters of 1999), and $2,825,593 of Flashnet revenues (third quarter of 1999 only) in the first nine months of 1999. Vianet's revenues are derived primarily from Network Services, Sunweb's revenues are more heavily weighted toward projects, and Flashnet's revenues are principally derived from Network Services. Excluding the impact of consolidating Vianet's, Open:Net's, Sunweb's and Flashnet's revenues, Network Services revenues in the first nine months of 1999 would have increased 64.6% from the first nine months of 1998.

Cost of Revenues

Cost of revenues increased 214.5 % from $5,186,602 in the first nine months of 1998 to $16,313,600 in the first nine months of 1999. Cost of revenues for Internet Projects increased 71.6% from $1,887,073 to $3,237,129. Cost of revenues for Network Services increased 308.6% from $2,619,227 to $10,701,583. A portion of the increase in Network Services costs reflects the consolidation of Vianet, Sunweb and Flashnet, the acquisitions discussed above. Excluding these acquisitions, our cost of revenues increases approximately 137.3%. This increase was due to expenditures for personnel and expenses associated with the expansion of our network (newly hired personnel for network deployment and management and network facilities) and the cost of leasing additional lines to provide the increased capacity we will require as our business grows. In the first nine months of 1999, the Company's technical and operational staff increased from 61 to 151 (excluding the acquisition of Vianet, Sunweb and Flashnet) and 99 to 214 on a pro forma basis (i.e. including these acquisitions).

Gross Margin (Loss)

While total revenues increased significantly in the first nine months of 1999, larger increases in the cost of revenues led to a decline in gross margin from $191,763 in the first nine months of 1998 to $(1,570,010) in the first nine months of 1999. Cost of revenues as a percentage of total revenues increased from 96.4 % in the first nine months of 1998 to 110.6% in the same time period for 1999. This is principally due to our investment in Network Services infrastructure, discussed above. We expect to see improvement in our gross margin generally and in Network Service in particular as we expand our customer base and increase revenues per account and are thereby able to spread the costs of product and network development over a larger revenue base. We also expect our gross margin to improve over time as a result of our strategy to construct our own infrastructure, including the replacement of leased transmission facilities with owned facilities and the purchase of domestic and international transmission capability as a telecommunications operator (rather than as a purchaser at retail prices).

General and Administrative Expenses

General and administrative expenses increased 655.5% from $1,241,134 in the first nine months of 1998 to $9,376,941 in the first nine months of 1999. These expenses constituted 63.6% of revenues in the first nine months of 1999, compared to 23.1% for the same period in 1998. During the first nine months of 1999, the Company added more than 50 employees in general and administrative functions. Personnel additions were made to develop and manage information systems, strengthen finance and accounting functions and better manage customer care and billing. In addition, the Company added senior management to oversee corporate development and international operations.

The impact of consolidating Vianet, Sunweb and Flashnet in the first nine months of 1999 has also had an unfavorable impact on these expenses. Vianet, Sunweb and Flashnet together incurred general and administrative expenses of $1,088,522 in the first nine months of 1999.

Marketing Expenses

Marketing expenses increased 121.6% from $3,268,811 in the first nine months of 1998 to $7,244,310 in the first nine months of 1999, principally as a result of substantial investments in marketing activities, including trade fairs, product literature and related expenditures. These investments have also included consolidating the various local brands that we have acquired. This increase also reflects the impact of consolidating Vianet, Sunweb and Flashnet in 1999, which together incurred marketing expenses of $1,062,833. Although we expect marketing expenses to decrease as a percentage of revenues over time, we expect marketing expenses to increase as we increase spending to further establish our trade name locally and internationally. We are beginning both national and international advertising campaigns, the first step of which is the launch of the new Cybernet-Italy organization scheduled for November 1999.

Research and Development

Research and development expenditures increased 225.6% from $1,166,003 in the first nine months of 1998 to $3,796,087 in the first nine months of 1999, as the Company continues to invest in the development of new products and services. We are currently performing a detailed assessment of our current products and services in an attempt to better focus our products and services to be offered to customers in the future. As part of this process we are evaluating the strategic significance of certain products in the Company's portfolio.

Depreciation and Amortization

Depreciation and amortization increased 514.3% from $475,718 in the first six months of 1998 to $2,922,163 in the first nine months of 1999. This increase is attributable to the additional amortization of the goodwill arising from the acquisition of Open:Net and Vianet in 1998 and the acquisition of Sunweb and Flashnet in 1999. In addition, depreciation expense increased due to increased investments in computer hardware and software and office facilities.

Interest Expense and Income

Interest expense increased from $114,179 in the first nine months of 1998 to $8,294,452 in the same period of 1999. This was primarily a result of the interest expense incurred during the third quarter of 1999 on the Units sold in July. Our interest income increased from $66,712 in the first nine months of 1998 to $2,182,718 in the same period of 1999. This increase is a result of interest earned on cash proceeds from our December 1998 equity offering and the interest earned on the proceeds from the July Units Offering and the August Convertible Note Offerings.

Realized Foreign Currency Translation Gains or Losses

The Company incurred $650,644 of foreign exchange losses in the first nine months of 1999.

Other Comprehensive Loss: Foreign Currency Translation Adjustments

Foreign currency translation adjustments resulted in a loss of $172,686 in the first nine months of 1998 and a loss of $3,891,924 in the first nine months of 1999. The decrease in 1999 over 1998 is a result of the strengthening of the U.S. dollar in the first nine months of 1999 in relation to the Deutsche Mark.

Liquidity and Capital Resources

Cash Flow

Operating activities used cash of $26,646,458 for the nine months ended September 31, 1999 compared to $2,232,661 for the comparable period in 1998. This is principally the result of higher net losses, increases in deferred tax assets, increases in accounts receivables and other assets.

For the nine months ended September 31, 1999, investing activities used cash of $38,298,792 compared to $12,630,021 for the comparable period in 1998. This increase in use of cash reflects the acquisition of Flashnet and Sunweb ($22,749,328), the payment of the deferred purchase obligation for Vianet ($4,119,266), and purchases of property and equipment ($10,724,156). Expenditures for property and equipment consisted principally of purchases of computer hardware and software and other expenditures related to our Internet backbone and equipment necessary to support our anticipated growth.

For the nine months ended September 30, 1999, net cash provided by financing activities was $166,040,789 compared to $16,110,411 for the comparable period in 1998. This increase resulted from the issuance of the Units and Convertible bonds in July and August of 1999 respectively. The Units Offering in July 1999 generated $144,500,000 in net proceeds, $22,374,264 of which was used to repay in full an Interim Loan which financed the acquisition of Flashnet and $57,466,076 of which was placed in an escrow account, in accordance with the terms of the Senior Notes Indenture, to fund the first six interest payments on the Senior Notes. In addition, the Convertible Bond Offering in August 1999 generated $ 69,899,282 in net proceeds.

Working Capital

On September 30, 1999, our working capital, defined as the excess of our current assets over our current liabilities, was $130,999,452 as compared to $37,750,651 on December 31, 1998. The increase in working capital resulted from cash proceeds from the Units and Convertible bonds issued in July and August of 1999, from an increase in accounts receivable partially offset by increases in accounts payable, and from a decrease in deferred purchase obligations related to the Vianet acquisition at the end of 1998.

Our balance sheet as of September 31, 1999, reflects $8,853,665 for net accounts receivable compared to $3,248,754 for the period ended December 31, 1998 and $7,436,206 for the period ended June 30, 1999. We have instituted various measures which we expect will facilitate collection of these receivables including realignment of sales force compensation schemes, pre-contract credit evaluations for both business and residential customers and assignment of direct responsibility to managers at the subsidiary-level for reductions in receivables balances.

Credit Arrangements

As of September 30, 1999, we had short-term unsecured overdraft facilities under which the Company and its subsidiaries could borrow up to DM 1,133,647 ($618,162). These facilities are denominated in Italian Lire (in the amount of DM 930,302 ($507,281)), Austrian Schilling (in the amount of DM 142,100 ($77,485)) and Swiss Franc (in the amount of DM 61,245 ($33,396)). The interest rates fluctuate based upon current lending rates. The weighted average borrowing rate on these facilities was 7.5% as of September 30, 1999. In addition, certain of our banks provide overdraft protection exceeding the limits specified in these agreements. As of September 30, 1999, the Company and its subsidiaries had used DM 162,161 ($88,424) of these facilities. In addition, as of September 30, 1999, we had long-term capitalized lease obligations of DM 2,155,995 ($1,175,634).

Amounts expressed in Deutsche Marks in this paragraph have been translated for convenience purposes into U.S. dollars at the rate of DM 1.8339 = $1.00 (the balance sheet conversion rate on September 30, 1999).

Capital Expenditures

For the nine months ended September 30, 1999, capital expenditures totaled $12,787,342. We funded these capital expenditures primarily from net cash provided by financing activities. Our major investments in the first nine months of 1999 included: (i) progress payments on a new billing system totaling approximately DM 5,379,472 ($2,933,350), (ii) investments in Point of Presence equipment of approximately DM 3,986943 ($2,174,024), (iii) investments in various computer and technical equipment totalling approximately DM 4,486,545 ($1,185,465), and (iv) investments in facilities and office infrastructure totalling approximately DM 5,358,725 ($2,922,037) . We have planned approximately $30.0 million in capital expenditures for the remainder of 1999. We expect to make these expenditures to install carrier grade digital circuit switches and related equipment for voice services, to build data centers and office infrastructure and to purchase transmission facilities (including alternative long-haul transmission capabilities) and related equipment. We also expect to use a portion of the budgeted amount for the continued implementation of our billing system.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize market-risk-sensitive instruments, such as derivative financial instruments. Our primary market risk is in the area of interest rate and foreign currency exchange rate fluctuations.

We maintain our cash balances in deposits at banks and in highly liquid short-term investments, such as money market funds, therefore lowering our exposure to interest income risks. As a result of our sale of Units consisting of 14.0% Senior Notes due 2009 and warrants in July 1999 (the "Unit Offering"), as well as our sale of Convertible Notes in August 1999 we have a substantial amount of debt in U.S. dollars.

While our reporting currency is U.S. dollars, our functional currency is the Deutsche Mark and significant fluctuations in the U.S. dollar to Deutsche Mark exchange rate could have an adverse impact on the amount of Deutsche Marks required to satisfy this debt. We estimate that a 10% increase in the exchange rate between the Deutsche Mark and the U.S. dollar would increase the Deutsche Mark amount required to settle the debt outstanding from the Unit and Convertible Offerings by approximately $20,000,000.

All of the Company's revenues and a significant portion of our expenses are denominated in currencies other than our reporting currency, the U.S. dollar. Approximately 52% of our revenues in the first nine months of 1999 were denominated in Deutsche Marks and another 45% of revenues were denominated in other European Monetary Union member currencies. The majority of our foreign exchange rate exposure therefore relates to the translation of our Deutsche Mark financial statements into U.S. dollars which is impacted by changes in the exchange rates between the Euro and the U.S. dollar.

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

On August 26, 1999 we completed private offerings of $50,002,183 in aggregate initial accreted value of our 13.0% Convertible Senior Subordinated Discount Notes due 2009 and Euro 25 million aggregate principal amount of our 13.0% Convertible Senior Subordinated Pay-In-Kind Notes due 2009. The Discount Notes do not accrue cash interest prior to August 15, 2004 and the first semi-annual payment of cash interest is payable on February 15, 2004. The Payment-in-Kind Notes require payment of interest semi-annually in the form of secondary notes issued under the pay-in-kind feature starting on February 15, 2000 and continuing through August 15, 2004, and in the form of cash starting on February 15, 2005 and continuing to maturity on August 15, 2004. The Discount Notes are convertible at any time after August 26, 2000 and prior to maturity at the rate of one share of common stock for each $25.00 of accreted value of the Discount Notes being converted. The Payment-in-Kind Notes are convertible at any time after August 26, 1999 and prior to maturity at the rate of one share of common stock for each Euro 25 in principal amount of the notes being converted. Both the Discount Notes and the Payment-in-Kind Notes were sold through Morgan Stanley Dean Witter for aggregate offering prices of $50,002,183 and Euro 25 million respectively. After payment of discounts and commissions, the aggregate proceeds of these offerings were approximately $67 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)  EXHIBITS

      27.0  Financial Data Schedule for the period ended September 30, 1999.

      (b)  REPORTS ON FORM 8-K

      None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.



                         BY: /s/ Andreas Eder
                             ----------------

                             Andreas Eder
                             Chairman of the Board, President, and
                             Chief Executive Officer



                         BY: /s/ Robert Eckert
                             -----------------

                             Robert Eckert
                             Chief Financial Officer and Treasurer


Dated:  November 15, 1999