Form 10-K405
period 1999-12-31
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2000-03-30
CIK 1070658

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant on December 28, 1999, based upon the closing price of the Common Stock on The Nasdaq OTC Bulletin Board for such date, was approximately $298,047,140. The number of outstanding shares of the registrant's Common Stock as of December 28, 1999, was approximately 22,708,354 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of (a) the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof, and (b) the Form S-1 declared effective on December 2, 1998, located under Securities and Exchange Commission File No. 333-63755 are incorporated by reference in Part IV hereof.

     The Index of Exhibits filed with this Report begins on page 39.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                          Page
                                                                                                                          ----
PART I...................................................................................................................   1
 ITEM 1.  BUSINESS.......................................................................................................   1
 ITEM 2.  PROPERTIES.....................................................................................................  17
 ITEM 3.  LEGAL PROCEEDINGS..............................................................................................  17
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS............................................................  18

PART II..................................................................................................................  18
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................  18
 ITEM 6.  SELECTED FINANCIAL DATA........................................................................................  19
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................  21
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................  31
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................................  31
 ITEM 9.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ELECTED FINANCIAL DATA..  32

PART III.................................................................................................................  32
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................................  32
 ITEM 11. EXECUTIVE COMPENSATION.........................................................................................  32
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................................  33
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................................  33

PART IV..................................................................................................................  33
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................................  33
 SIGNATURES..............................................................................................................  37
 INDEX TO FINANCIAL STATEMENTS........................................................................................... F-1

                                    Part I

ITEM 1. BUSINESS

  We began our operations with the formation of Cybernet AG, a privately held German stock company. Cybernet AG was organized in December 1995, and commenced significant operations in 1996. On September 17, 1997, Cybernet AG was acquired by Cybernet Utah. At the time that it acquired Cybernet AG, Cybernet Utah had no material business activities, assets or liabilities. Effective November 18, 1998, Cybernet Utah was merged into Cybernet Delaware, and the Delaware corporation is the surviving entity of the merger. The terms "Cybernet," "we," "us" and "our" refer to Cybernet Delaware and its subsidiaries as a combined entity, except where its use is such that it is clear that such term means only Cybernet Delaware.

Overview

  Through our subsidiaries, we are a leading provider of Internet communications services and solutions in Germany, Austria, Italy and Switzerland, targeting small- to medium-sized enterprises. Our IP solutions are based on a core product offering consisting of Internet connectivity and value-added services. Such value-added services include VPNs, web-hosting, co-location, security solutions, electronic commerce, Intranet/Extranet and workflow solutions. We offer consulting, design and installation, training, technical support, and operation and monitoring of IP-based systems. We market our products and services primarily to small- and medium-sized enterprises in Europe because we believe that they represent an underserved and sizeable market. Companies in this market are characterized by a lack of internal technical resources, rapidly expanding communications needs and a high propensity to utilize third-party outsourcing. We are recognized as a provider of high quality Internet connectivity services and solutions to enterprises and as one of Germany's leading Internet access providers. IT Services, a leading German computer magazine has ranked us number one among German ISPs in terms of infrastructure, international outlook and customer service.

  Our mission is to become a leading European provider of IP-based communications services and network-based business solutions. We intend to continue to focus on small- and medium-sized enterprises in Europe, offering a full portfolio of advanced communications products, including Internet access and value added services, as well as data and switched voice services.

  We believe that our capabilities in Internet, telecommunications and systems integration services differentiate us from many of our competitors who offer some, but not all, of the products and services that we offer. We approach and win business customers by offering and designing a full range of services and solutions for mission critical communications needs, such as electronic commerce solutions, Intranets and VPNs. This enables us to work directly with different levels of our customers' organizations, to participate in the design of customers' systems and to offer additional network and communications services as our customers' businesses grow and their needs change. By basing our solutions upon product modules, we are able to meet our customers' individual needs at competitive prices, while realizing higher margins by reducing costs through standardization. Also, as a result of the high quality of our services and the value-added nature of our solutions, we believe that we experience higher customer retention rates and that we are less vulnerable to pricing pressures than many of our competitors in the telecommunications and Internet industries.

  We sell our services and solutions primarily through our direct sales force. Most of our sales people are based in regional offices and are supported by specialized technical and commercial assistance from our customer care centers in Munich, Vienna, Zurich, Rome and Trento. We complement our direct sales effort with an extensive reseller and referral network of over 100 companies and by forming marketing alliances with technology leaders such as OpenShop, Oracle, Intel, Teldefax, InfoAG, Cisco and SUN Microsystems. While our reseller arrangements begin with sales of our basic product offerings, such as connectivity, they can lead to direct sales by us of more complex solutions, such as security solutions or VPNs.

  We operate a geographically distributed IP network based upon leased lines. Our network is spread over six countries and consists of network nodes equipped primarily with Cisco and Ascend routers connected to a redundant high-performance backbone infrastructure. We help corporate customers reduce telecommunications costs by offering Internet and voice connectivity through dedicated lines at 56 directly owned points of presence or "POPs". We also offer a system of dial-in nodes with ISDN or analog modem ports to smaller enterprises, employees and affiliates of corporate customers. These nodes permit local dial-in access throughout Germany, Italy and Switzerland and most of Austria. Recently, we reorganized our dial-in network in Germany by concentrating multiple dial-in access nodes into larger access points called "Virtual POPs," which use a Public Switched Telephone Network ("PSTN") to aggregate traffic. We expect this will generate operating efficiencies, in that there will be fewer overall nodes to service. We are expanding our network across Germany, Austria, Italy and Switzerland by installing additional POPs and replacing dial-in access nodes with Virtual POPs.

  We also plan to add digital circuit switching capabilities to our network to offer switched voice telecommunications services to our customers, capture more revenues from dial-in traffic and provide termination services to other carriers by layering switched voice capability onto our expanded leased line network. For these purposes, we require:

  . licenses to offer voice telephone services in Germany, Austria, Italy and Switzerland;

  .  up to eight carrier grade digital circuit switches;

  . a billing system capable of capturing the necessary data and generating invoices to our customers; and

  . interconnection agreements with incumbent operators and other telecommunications carriers.

  In Germany, we have:

  . obtained a license to offer voice telephone services in the entire country and a license to operate a telecommunication infrastructure;

  .  installed 2 Nortel DMS-100 switches and ordered another 1;

  .  installed the Kenan billing system; and

  .  entered into an interconnection agreement with Deutsche Telecom.

In order to enable us to begin offering voice telephone service before our own switched voice network begins operating fully, we have entered into an interim agreement with a third-party carrier.

  In Austria we have obtained a license to provide voice services and to operate a telecommunications infrastructure. Interconnection discussions have commenced. We have ordered 1 Nortel DMS-100 switch and we expect to complete its installation in Vienna by the end of 2000.

  In Switzerland, we have begun the process of obtaining a telecommunications license and should receive it within the coming weeks. We have ordered 1 Nortel DMS-100 switch. Switch implementation will commence shortly and should be fully operational by the end of the third quarter of 2000.

  In Italy, we hold a license to provide voice services throughout the entire country and a license to operate a network. We have also entered into an interconnection agreement with Telecom Italia. Switches in Rome and Milan are operational, and we expect to have our remaining switches operational by the end of the first quarter of 2000.

  We have increased our revenues from $0.3 million in 1996 to $ 23.2 million in 1999. As of December 31, 1999, we provided services to approximately 10,600 business customers, an increase from approximately 200 customers at December 31, 1996. The majority of these customers are small- to medium-sized enterprises. We also provide services to larger companies and organizations such as BASF Corporation, German Parcel, Commerzbank, Hewlett-Packard, Start Media Plus, DaimlerChrysler Aerospace Dornier, BMW Financial Services, Raiffeisenbank, Zuegg, Honeywell, Lauda Air, Modern Times, Amadeus, Lufthansa, News, Nokia Italia, ERG, Avis, Ferrovie dello Stato (Italian Railways) and the Italian Parliament. We also have approximately 39,000 residential customers primarily in Italy.

  Our management team consists of individuals with extensive Internet, IT and telecommunications expertise. Andreas Eder, co-founder and Chief Executive Officer, previously held various positions at Siemens-Nixdorf Information Systems and The Boston Consulting Group. Bernd Buchholz, our Executive Vice President for Sales and Marketing, was previously with Esprit Telecom, Novell and Symantec. Robert Eckert, our Chief Financial Officer, was previously with Netsource A/S, Swisscom, and General Electric (USA). In addition, we have recruited individuals at various managerial levels from leading industry participants such as AT&T/Unisource, British Telecommunications and Deutsche Telekom. Our policy is to retain the key executives of the companies we acquire. To this end, we typically structure our acquisitions to give such executives an equity participation in the future success of our Company. We have retained many of the key managers in our acquisitions.

Industry Background

  The Internet is a global network of multiple private and public networks that use standardized communication protocols to communicate with each other. Use of the Internet has grown rapidly since its initial commercialization in the early 1990s. International Data Corporation ("IDC"), a market research organization, has estimated that the number of Internet users worldwide will grow from approximately 68.7 million in 1997 to approximately 319.8 million by the end of 2002, a compound annual rate of 36.0%. Consumers and companies in the United States have spearheaded the adoption of the Internet. While other regions of the world have been slower to accept the Internet, its use is becoming a standard communications tool worldwide.

  The Internet has become an important commercial medium and represents a significant opportunity for businesses to interact in new and different ways with a large number of customers, employees, suppliers and partners. As use of the Internet grows, businesses are increasing the breadth and depth of their Internet product and service offerings. Pioneering Internet-based businesses have developed Internet products and services in areas such as finance, insurance, media, tourism, retail and advertising. Other businesses have begun to use the Internet for an expanding variety of applications, ranging from corporate publicity and advertising, to sales, distribution, customer service, employee training and communication with business partners. Increasingly, Internet operations are becoming mission-critical for many of these enterprises. To ensure the reliability of their Internet operations, enterprises are requiring that these operations have performance, scalability and expert management 24 hours a day, 7 days a week.

  Companies generally utilize two types of Internet services: connectivity and value-added services. Connectivity services provide access to the Internet, while value-added services consist of products such as web-hosting, VPNs, security solutions and systems integration that improve the internal and external operations of a company.

  The Internet is also experiencing rapid growth rates in Europe. According to IDC, the number of Internet users in Europe reached 16.8 million in 1997 and is expected to reach 82.0 million in 2002. Datamonitor, another market research organization, estimates that the number of externally hosted commercial websites in Europe will increase from 221,700 in 1997 to 981,900 in 2000, while the number of VPNs will expand from 100 in 1997 to 27,900 in 2000. We believe that the growing numbers of externally hosted websites and VPNs reliably predict a corresponding growth in Internet traffic. We expect this projected growth to be fueled by a number of factors, including the large and growing installed base of advanced personal computers and increased availability of bandwidth, resulting in faster and cheaper access to the Internet, improvements in network architectures, increasing numbers of network-enabled applications, and the emergence of compelling content and commerce-enabling technologies.

  Europe lags the United States in terms of total Internet users, Internet users as a percentage of population, and personal computers ("PCs") with Internet access. An historical comparison reveals that Europe is between one and two years behind the United States when the selected indicators are considered. We expect European Internet usage to follow historical United States growth rates and achieve current United States levels within one to two years. The following table provides information about current and projected Internet usage in Europe and the United States.

                                       Europe           United States
                                     ------------  --------------------------
                                     1997   2002E  1995   1996   1997   2002E
                                     -----  -----  -----  -----  -----  -----
Internet users (millions)...........  16.8   82.0    9.7   23.2   38.7  135.9
Population (millions)............... 386.0  388.4  263.0  265.4  267.9  279.5
Internet users as a percent of
 population.........................   4.4%  21.1%   3.7%   8.7%  14.4%  48.6%
PCs with internet access............  19.7%  57.1%  11.5%  23.8%  36.3%  84.3%

--------
Sources: IDC Corporation; population and Internet users as a percent of population are based upon population figures provided by the United States Bureau of the Census.

  Internet usage varies significantly between European regions. Northern European countries generally have a higher level of market penetration and service usage than countries in Southern Europe, which we believe currently presents a growth opportunity. The following table summarizes certain information and estimates about revenues from Internet connectivity and from Internet hosting and VPNs in European countries.

                                         Connectivity                                 Hosting and VPN
                         --------------------------------------------- ---------------------------------------------
                                                          Anticipated                                   Anticipated
                              1997            2000E         Change          1997            2000E         Change
                         ($ in millions) ($ in millions) (%) per annum ($ in millions) ($ in millions) (%) per annum
                         --------------- --------------- ------------- --------------- --------------- -------------
Finland.................        17               42          35.2%             1              20           171.4%
France..................        94              383          59.7%             3              92           213.0%
Germany.................       447            1,084          34.4%            16             184           125.7%
Italy...................        30              169          77.9%             5              50           115.4%
Netherlands.............        28               85          44.8%             6              42            91.3%
Spain...................        35              136          57.2%             2              31            49.3%
Sweden..................        31               67          29.3%             4              34           104.1%
United Kingdom..........       154              381          35.2%            16             146           109.0%
Other (*)...............        83              272          48.5%            23             123            74.9%
                               ---            -----          ----            ---             ---           -----
  Total.................       919            2,619          41.8%            76             722           111.8%
                               ===            =====          ====            ===             ===           =====

--------
(*) Other includes Austria, Belgium, Ireland, Norway, Portugal and Switzerland.

Source: Datamonitor.

  Datamonitor reports that the European corporate Internet connectivity market consisted of 1.2 million accounts and generated total revenues of $919 million in 1997. It estimates that corporate connectivity revenues will grow to $2.6 billion in 2000, a compound annual growth rate of 41.8%.

  Datamonitor also reports that in 1997, European Internet value-added services generated revenues of $287 million. It estimates that revenues from value-added services will increase to $1.7 billion in 2000, a compound annual growth rate of 80.7%. In 1997, revenues from hosting services and VPNs were $76 million, 26.5% of total European revenues from value-added services. In 2000, they are expected to be $722 million, 43.2% of such revenues, a compound annual growth rate of 111.8%.

  We consider Germany to be the most important connectivity market in Europe in terms of revenues, with a highly developed consumer and business on-line customer base. As the chart above shows, in 1997, the German connectivity market had revenues of $447 million, 48.6% of total European connectivity revenues. It is estimated that, in 2000, Germany will generate connectivity revenues of $1.1 billion, 41.4% of total European connectivity revenues.

  Italy currently has a relatively low Internet penetration level. The Internet connectivity market in Italy is very fragmented, with many small providers. We expect that connectivity revenues in Italy will grow at one of the fastest rates in Europe, particularly northern and central Italy, because much of Italian business is concentrated in that area. We believe our acquisition of Flashnet will permit us to take advantage of this growth opportunity.

Business Strategy

  Our objective is to become a leading provider of communications services and network-based business solutions to small- to medium-sized enterprises in Europe. We currently offer a full-service portfolio of advanced communications products including Internet access and value-added services, as well as switched voice services. The principal elements of our business strategy are as follows:

  Target Small- to Medium-Sized Business Enterprises. We focus on small- to medium-sized enterprises. In Germany, we focus on companies that typically have revenues between (Euro)25 million and (Euro)500 million. According to Statistisches Bundesamt, a German government agency, such companies generate 45% of Germany's total corporate revenues. In other countries, the revenues of small- to medium-sized enterprises as a portion of total corporate revenues vary. We believe that this customer segment is underserved and has substantial and increasing communications needs. Small- to medium-sized enterprises typically lack the technical resources to build and maintain extensive communications systems and, as a consequence, they outsource many services and solutions to third parties. We focus in particular on network intensive industries, such as IT, tourism, retail, finance, government, media and advertising. For many of these industries, utilization of the Internet has become essential. In certain markets, we also serve high-end residential customers.

  Initiate Long-Term Relationships with Customers Through Local Coverage and at an Early Stage. Unlike some of our competitors, we use strong local management teams to address the needs of our customers. Most of our sales people are based in regional offices and are supported by specialized technical and commercial assistance from our offices in Munich, Vienna, Zurich, Rome and Trento. This strategy allows us to initiate close relationships with our customers at an early stage of their Internet services requirements, engage in strategic discussions with senior management about their communications requirements, participate in the design of their systems, services and solutions, and establish the basis for long-term relationships at different levels of our customers' organizations. We are then in a position to provide our customers with additional services as their requirements increase or change over time. This also enables us to offer additional solutions to our customers without having to compete primarily on price.

  Develop a Total Communications Offering. We currently offer both Internet connectivity services and modular Internet business solutions to our customers. Our modular solutions include web-hosting and -housing, VPNs, security solutions, electronic commerce solutions and Intranet and workflow solutions. As technology evolves, we intend to broaden our product offering to include additional services, solutions and innovations that have proven reliable and effective. In June 1999, we started offering voice services. Our ability to offer voice services will allow us to provide one-stop shopping for integrated voice and data solutions. We believe IP technology and IP applications will be the primary platform and interface for business data and voice communications in the future.

  Expand Our Sales Channels. We are currently pursuing growth opportunities through various sales channels. These include trained direct sales representatives with strong technical backgrounds, an extensive reseller program and marketing alliances with technology leaders like Hewlett-Packard, Microsoft, Network Associates, and Sun Microsystems. We are expanding our direct sales force and regional offices to increase our local coverage. We intend to expand our reseller and referral arrangements to increase sales of our basic connectivity services, and enhance our marketing alliances to obtain more potential customer contacts.

  Control Our Network. We consider it strategically important to control and operate our own network infrastructure. This will enable us to:

    (1)maximize revenues by offering total communications services, including broad band and voice services;

    (2)achieve the highest levels of service quality and reliability; and

    (3)reduce transmission costs.

  This involves:

  . optimizing the configuration of our IP network, by concentrating international access at a few select locations where the cost of global access can be minimized; concentrating network planning and management in one central location; and planning the network's redundancy on a pan-European basis rather than on a local basis;

  . establishing up to six large-scale data centers of up to 3,000 square meters and five smaller data centers of up to 500 square meters to enhance our co-location and housing service offering;

  .  installing eight carrier grade digital circuit switches in key cities;
     and

  . leasing transmission capacity on a long-term basis, acquiring backbone capacity, or constructing our own infrastructure in selected locations, to transport high bandwidth data and voice services over all available transmission protocols.

  Accelerate Growth in Europe Through Targeted Acquisitions. We will seek to acquire additional Internet-related companies to strengthen our presence in other European countries, while continuing to grow internally. We look for strategically and culturally compatible companies to add to our strong management, enhance our technical expertise, and enhance our customer base in our current coverage area and bordering countries.

Products and Services

  We currently offer a comprehensive range of Internet connectivity services, network solutions and business solutions to enterprises in Germany, Austria, Italy, and Switzerland and have started to offer voice services.

 Connectivity Services

  We offer a variety of connectivity solutions, including Internet access, third party software and hardware implementation and configuration services, in bundled and unbundled packages. We offer dedicated line connectivity at speeds ranging from 64 Kbps to multiples of 2 Mbps. We offer Internet connectivity to our corporate customers through dedicated lines at our 56 directly owned POPs.

  We also provide both analog and ISDN dial-in Internet access throughout Germany, Italy and Switzerland as well as throughout most of Austria. In Germany, Italy and Switzerland our dial-in service allows customers to dial into one nation-wide number to access the Internet at local telephone rates. Our dial-in services in Austria utilize seven dial-in access nodes, each of which has its own dial-in number. Currently, we offer our dial-in service through third party telephone networks. As we introduce our interconnection and switching capabilities, we plan to offer dial-in access at a cost approximating that of a local call and also to charge the customer for telephone minutes. Outside the countries in which we operate, we offer roaming at local call rates in cooperation with more than 350 international ISPs and telecommunications companies which have joined the Global Reach Internet Connection.

  We offer third-party software products such as electronic mail, news and other solutions that permit customers to navigate and utilize the Internet and give remote access to mobile personnel operating outside traditional office settings. We also provide router services such as router renting, configuration, supervision and maintenance. Overall, we are able to offer customers a full portfolio of services with managed connectivity. Our principal connectivity services include:

      Product Name                             Characteristics
      ------------                             ---------------
Personal Connect, Office  Single user dial-up services, with dynamic IP address and
Connect, Call & Surf,     access speeds of up to 64 Kbps. Selection of usage-based
Call-to-Intranet          or flat rate tariffs, including dial-in telephony costs
                          (except Personal Connect and Office Connect).

Business Connect, Call &  Multi user dial-up service for workgroups, with multiple
Surf for Workgroups,      IP addresses and access speeds of up to 128 Kbps.
Call-to-Intranet for      Services provided via Local Area Networks ("LANs") with
Workgroups                Ascend Pipeline 50/75 routers. Selection of usage-based
                          or flat rate tariffs, including dial-in telephony costs
                          (except Business Connect).

Business Line, Campus     Leased line service for workgroups, with multiple IP
Line                      addresses and access speeds of up to 2 Mbps. Service
                          provided via LANs and Cisco 16xx routers. Selection of
                          usage-based and flat rate tariffs.

 Network Solutions

  Virtual Private Networks. Many companies today have private data communication networks, which are often referred to as corporate networks. These networks are used to transfer proprietary data between offices and use relatively expensive leased lines to connect various locations. Our VPNs utilize the Internet as a cost effective alternative to corporate networks to provide secure transmission of data and voice with the added benefit of secure remote access. In addition, our VPN products are often the basis for Intranet services (connectivity of branch offices, teleworkers and mobile workforce) and Extranet services (connectivity of business partners, suppliers and customers) services. We offer these products in conjunction with additional hardware and software solutions, as well as continuous operation and maintenance, customer care and billing services. Flashnet offers a product called ALL IN ONE, an all inclusive solution including combinations of data transmission, Internet access and voice-over IP, representing the ideal platform to build VPNs for customers.

  Security Solutions. Corporate networks and systems need to be protected against unauthorized access and use. We currently offer a comprehensive set of third-party supplied security products, including encryption, firewall and authentication packages. We add value to this software by providing services such as security consulting, installation support, on-the-job training of customers' system administrators, hotline support (24 hours a day, 7 days a week) and security audits. To assure the security of communication and business transactions between users of networks, we integrate state-of-the-art software, technologies and standards. We offer these security solutions as stand-alone products or as part of broader solutions, such as VPNs or Intranets. Our principal security solutions include:

    Product Name                            Characteristics
    ------------                            ---------------
Firewall 1, Gauntlet   Third-party firewall software tailored to customer
                       requirements.

ACE / Server, SecurID  Third-party authentication hardware and software.
 Token

Idea@Exchange--Secure  Third-party software for encryption of electronic mail
 Messaging             traffic tailored to customer requirements.

 Business Solutions

  Co-Location. We offer co-location solutions to customers who have the resources to manage their own servers and websites and who prefer not to share a server with others. Customers receive the benefits of having their servers housed in one of our data centers, with full-time connection to the Internet, direct access to our high-speed network, uninterrupted power supply, regular back-up and monitoring and technical support 24 hours a day, seven days a week.
Our principal co-location services include:

     Product Name                           Characteristics
     ------------                           ---------------
Server Housing         Flexible service offering ranging from simple co-location
                       to dedicated ports and back-up facilities.

Rent-a-Server          Rental of various high-end server types.

  Application and Website Hosting. We offer shared server application and website hosting services, which permit corporations to market themselves and their products on the Internet without having to invest in independent technology infrastructure and operations staff. Such customers receive sufficient bandwidth to meet their needs and the benefits of having their systems housed in one of our continuously maintained data centers. Applications on our servers, which our customers can access, include shop and mall systems, payment systems, publishing systems and video conferencing.

  Electronic Commerce. Electronic commerce is the execution of commercial transactions on the Internet. We design and implement dedicated electronic commerce systems or any component part which a customer may require, such as shop or mall, credit verification and payment handling verification. These systems are based on our electronic commerce platform which integrates systems and technologies of third-party vendors, such as Brokat, Hewlett-Packard, Intershop, Microsoft, SAP, Sun Microsystems, VeriFone and others. For customers reluctant to undertake an investment in a proprietary electronic commerce solution, we maintain our own electronic commerce system, which we provide on a lease basis. Through working arrangements with content providers and media companies, we also assist customers utilizing electronic commerce for retail and wholesale sales to targeted groups on the Internet. This enables a customer to establish a distribution channel for products or a channel for purchasing, and to determine whether to invest in a dedicated system. Our principal electronic commerce services include:

     Product Name                            Characteristics
     ------------                            ---------------
Online Shopping--       Online shopping site hosted by Cybernet on a low cost
Cybernet Shop Hosting   monthly rental basis, which is based on shop software
                        from Intershop and Beans, among others. Administration is
                        conducted via Internet.

Online Shopping--       Full license online shopping customized by Cybernet,
Cybernet Shop License   based on Intershop, Microsoft Site Server and Openshop,
Model                   among others. Integration of an inventory control system
                        is possible.

Online Shopping--       Complex shop or mall applications, tailored to customer
Cybernet Shop and Mall  requirements. Integration of an inventory control system and/or special modules (e.g., customer retention) is
                        possible.

Imperia Website management system which facilitates the administration and creation of new websites.

Digital Order           Business-to-business system for the digital integration
                        of procurement processes, hosted on a Cybernet platform.

Auction Server          Hosted module for on-line live auctions, providing
                        different auction rules and methods.

PictureBase             Hosted on-line database to present, sell and archive
                        digital pictures through the Internet. Integration of
                        electronic payment is possible.

  Intranet and Workflow Solutions. Internet technologies can be utilized in a customers' internal information technology system. We offer Intranet and workflow solutions that enhance the capabilities, efficiencies and functionality of our customers' systems, speed the development of new applications, reduce the cost of developing and maintaining applications and allow the integration of existing systems and databases. Thus, instead of replacing their systems, customers can preserve their investment and upgrade their systems with our enhanced solutions. Our Intranet platform integrates basic dial-in and leased line connectivity with IP-based VPNs and a communications infrastructure that includes facsimile, voice mail, electronic mail and enhanced security solutions. Our principal Intranet and workflow solutions include:

     Product Name                             Characteristics
     ------------                             ---------------
Faxination--Unified      Third-party hardware and software which transforms
Messaging Server         messages and documents from one medium into another
                         (e.g., fax to electronic mail, electronic mail to voice).
                         Service accessible via PSTN line.

Teleworkx                Bundle of Cybernet and third-party hardware and software
                         targeted at teleworkers.

Intranet Access Control  Third-party software which grants secure and controlled access for teleworkers to the Intranet.

 Voice Services

  We offer switched voice services to our IP-based customers, as well as value-added and integrated solutions combining switched voice solutions and IP solutions. We also envision offering wholesale services to other carriers on a case-by-case basis.

  In Italy, we offer ALL IN ONE, an all-inclusive solution which combines data transmission, Internet access and voice-over IP. This is an ideal platform for building VPNs.

  Initially, pending completion of our own interconnect arrangements, these services are offered in co-operation with a third-party telecommunications operator. As we complete the implementation of our own voice switching capabilities and leased line network, we anticipate capturing more dial-up revenues and reducing our transmission costs.

Sales and Marketing

  We believe that our sales and marketing program enables us to effectively market our comprehensive range of products and services to corporate customers. We tailor our marketing approach as follows:

  . to our principal target market of medium-sized corporations, we offer customized solutions at competitive prices by designing systems that integrate modular elements of proven functionality, effectiveness and reliability;

  . to some larger customers with more specialized needs, we offer more sophisticated technical services and individualized solutions; and

  . to customers with basic service needs, we provide services which require minimal customization and installation, such as Internet connectivity.

  Direct Sales. At December 31, 1999, our direct sales force consisted of 119 sales representatives located in 19 offices in 17 cities, Frankfurt, Dusseldorf, Berlin, Munich, Stuttgart, Hamburg, Vienna, Trento, Rome, Milan, Bologna, Venice, Florence, Padua, Verona, Zurich and Lausanne. We are in the process of expanding that direct sales force and opening additional sales offices. We are also increasing our local presence and enhancing client coverage by shifting more of our direct sales representatives from our headquarters to our regional offices, where they will be closer to customers.

  Our sales force has a strong technical background and a detailed understanding of the differing needs of the customers in the regions it serves. It is knowledgeable about our main targeted industry segments, particularly IT, tourism, retail, finance, government, media and advertising.

  Channel Sales and Partnerships. Our channel sales group develops relationships with resellers of our products and services and maintains marketing alliances. In Germany, our three-person channel sales group works with a network of more than 100 resellers, primarily software suppliers, systems integrators and ISPs, through whom we offer basic services such as Internet connectivity that can be delivered with a minimum of customization and installation. Direct sales people in Austria and Italy also develop reseller relationships. In addition, we utilize our reseller relationships to gain direct access to customers for the sale of additional products and services. Our marketing alliances with a select group of companies provide a strong mutual referral program, which we believe will enable us to acquire new customers cost effectively, benefit from association with well-known partners and increase our brand awareness. We currently have marketing alliances with Hewlett-Packard, Microsoft, Network Associates, Sun Microsystems and others.

  We intend to conduct our operations and marketing under the Cybernet brand name, although we use subsidiary brand names for transition periods after acquisitions. We have undertaken public relations efforts to raise the awareness and visibility of the Cybernet name in our target markets. We present ourselves as "The Communication People," providing connectivity, value-added solutions and superior customer service.

Technology and Network Operations

 Overview

  The IP network of an ISP consists of a number of access nodes linked by owned or leased lines. Access nodes are used to provide our customers with access to our network either through dedicated lines or regular telephone lines (dial-in access). The IP traffic generated at each access node is carried through our backbone network to points of traffic exchange, where traffic is exchanged with other providers' networks. These points of traffic exchange can be of two types: peering points or transit points. Peering points provide for the free exchange of traffic pursuant to agreements between ISPs. Transit points provide global connectivity which we purchase from international carriers.

 IP Network

  We currently operate a geographically distributed IP based network in six countries (Germany, Switzerland, Austria, Italy, Hungary and Luxembourg) consisting of network nodes equipped primarily with Cisco and Ascend routers connected to a redundant high-performance backbone infrastructure. The network nodes are connected primarily by leased lines and include 15 POPs in Germany, 23 POPs in Italy, 6 POPs in Austria and 10 POPs in Switzerland, and a single POP in Luxembourg and Budapest. We lease our lines from major telecommunications carriers and backbone operators, such as Deutsche Telekom, Telecom Italia, Swisscom, Telekom Austria and GTS. We also operate two microwave links that connect Munich with Innsbruck and the Italian border at speeds of 34 Mbps. Our network nodes are interconnected at E-1 to DS3 speeds. We offer our dedicated line customers direct access to our POPs at bandwidths ranging from 64 kbps to DS3. We have at present approximately 480 customers using dedicated line access. We believe our network is recognized as one of Germany's most extensive and highest quality Internet networks. We expect to expand our network to include POPs in additional cities in Germany, and Switzerland. We intend to acquire or enter into long-term leases for backbone capacity or construct our own infrastructure in selected locations in order to transport high bandwidth data and voice services over all available transmission protocols, at lower costs than using leased lines.

  Our IP network is designed to offer reliability, scalability and high transmission speed to our customers. We achieve reliability by operating a fault tolerant network through our redundant backbone in Germany, Austria, Switzerland and Northern Italy, which is based on a hierarchical multiple ring design. We include back-up routers in our access nodes to attain further redundancy, and thereby minimize the risk of single points of failure. To ensure constant worldwide connectivity, we use multiple global access providers. In Italy, our extensive network is based on a star design and achieves redundancy through back-up leased lines. We derive scalability from a hierarchical multi-layer architecture that offers the opportunity to add network locations without major infrastructure changes. We offer transmission capacities ranging from 64 kbps to DS3 and intend to upgrade parts of our network to STM-1 capacity in the near future. In addition, our network includes cache servers in the major POPs to reduce the delivery time of regularly requested information and reduce bandwidth needs for international traffic.

  We offer dial-in Internet access through dial-in nodes with analog and ISDN ports that provide coverage throughout Germany, Italy and Switzerland and throughout most of Austria. In Germany, our BELT system enables us to offer local dial-in connections to our customers throughout the country with a single dial-in number. We have achieved this by concentrating multiple dial-in access nodes into four larger access points called virtual POPs, using the PSTN to aggregate traffic. We expect that these virtual POPs will generate operating efficiencies, because there will be fewer locations we will be required to service. We already offer local dial-in access through a single dial-in number in Switzerland and Italy. In Austria, our dial-in customers can access our network through seven telephone numbers.

  Peering and Transit Relationships. We have entered into peering agreements with major ISPs in each of the countries in which we operate. We have peering agreements with more than 25 ISPs in Germany, Austria, Italy and Switzerland. Our main peering points are in Frankfurt, Munich, Milan, Rome, Vienna and Zurich. We also peer directly through leased lines connected to some of our peering partners, such as Deutsche Telekom. We plan to enter into additional peering agreements in order to establish a direct presence in most European peering centers and to reduce transit costs. We expect to connect to peering points in France, Belgium, The Netherlands and the United Kingdom. Recently, some ISPs have restricted peering agreements by implementing restrictive criteria for small ISPs. We believe that our size and growth prospects will allow us to maintain and extend our existing agreements.

  We have entered into global transit agreements pursuant to which we have purchased the right to route traffic across the networks maintained by Ebone, Global One, Swisscom, AT&T Corporation/Unisource and MCI Worldcom. This provides our customers with the ability to communicate with those European countries in which we are not present, and with the rest of the world. Frankfurt, Munich, Vienna and Zurich currently serve as our global access points.

 Network Management

  The effective functioning of our network is one of the key elements of our operations. We have developed network management capabilities to offer reliable and cost efficient communications services and to deliver high quality services to our customers. Our Network Operations Centers ("NOCs") in Munich, Vienna, Zurich and Trento, monitor the performance of our network and our international links 24 hours a day and seven days a week. Our NOCs have the capability to identify network problems on a real-time basis. Our technical support groups are equipped to take the necessary corrective measures quickly. We intend to centralize our NOCs in a single facility in Munich.

 Data Centers

  We house servers in our data centers that are linked to our network. We currently operate data centers in Munich, Frankfurt, Rome and Milan. Our main data center in Munich has a capacity of 330 square meters for co-location and 230 square meters for electronic commerce. We intend to establish additional data centers in Hamburg, Vienna, Trento, Padua, and Zurich. These data centers will be co-located with certain of our IP nodes (POPs) and switching facilities. We have already signed leases for the facilities in Hamburg, Frankfurt, Trento, Milan, Rome and Munich. Each of these facilities will be between 300 and approximately 2,000 square meters in size. We intend to secure an additional 1000 square meters of space at our Milan data center. We are designing these facilities to house transmission, IP routing and switching equipment, and to offer hosting, co-location, facilities management and interconnection services to our corporate customers, ISPs and telecommunications carriers. Each facility will offer uninterruptible power supply and back-up generators, air-conditioning, constant monitoring and physical security to ensure a high quality of service with minimal interruptions.

 Switched Voice

  We have added digital circuit switching capabilities to our network. Until we finalize the installation of our switches and negotiate interconnection agreements, we are able to offer switched voice services using a third-party provider. We are installing carrier grade Nortel DMS-100 voice switches in Germany, Italy, Austria and Switzerland. In Germany, we have obtained a class 4 license, which is necessary to offer telephony services. We expect to interconnect with Deutsche Telekom at multiple points of interconnection, thereby minimizing our interconnection costs in the German market. Cybernet Italy has a telephony license to offer voice services throughout Italy and has entered into an interconnection agreement with Telecom Italia. In Austria we have received a national license to offer switched services and we have applied for a similar license in Switzerland. We have started the process of entering into interconnection agreements in Switzerland and Austria. We have installed an integrated billing system through which we expect to be able to provide a single bill to our German customers for voice and IP services. Over time, we plan to centralize our billing and provide integrated bills to the customers in all of the countries we service.

Customers

  Our customers include businesses in IT, tourism, service, retail, finance, government, media and advertising and manufacturing. Following is a list of certain business groups in each of seven selected industry groups to which we provided services and solutions as of December 31, 1999.

*  Information Technology                *  Finance
    Hewlett-Packard                            Julius Bar
    Microsoft Austria                          AXA Nordstern Colonia
    CompuNet                                   HypoVereinsbank
    Cyberlab Interactive                       BMW Leasing
    Hogatex                                    Commerzbank
    Info AG                                    GE Capital Finance
    InstallShield Software                     VR--Leasing
    Centro Informatica                        Raiffeisen
    Prism Software Engineering
    CompuServe Interactive Service       *  Government
    Internet Consulting                        Federal Y2K Office
    Swissdata                                  Regulierungsbehoerde fur
    PrimaCom                                   Telekommunikation und Post
                                               Bundesdruckerei
*  Travel and Tourism                          Ministerium fur Wissenschaft
    Frosch Touristik                           Stadtwerke Karlsruhe
    START AMADEUS
    START Media Plus                     *  Media and Advertising
    Lauda Air                                  Finanzen-Verlag
                                               Media Consulting
*  Retail                                      News Magazine
    Eddie Bauer ORF Modern Times               O Werbung
    F.W. Woolworth Co.
    Suzuki Auto                          *  Manufacturing
    Tengelmann                                 Bayer
    Wrigley                                    Daimler Chrysler Aerospace
    Zuegg                                      Hugo Matthaes Druckerei

Customer Service


  We provide high quality customer service and support in order to enhance the strength of our brand name, increase customer retention rates and generate new customer referrals. Our customer services are organized into technical support and call center groups.

  Our technical support group consists of technicians in our Munich NOC and field engineers. The NOC-based technicians respond to customer requests 24 hours a day, seven days a week, diagnosing customers' problems and providing immediate assistance. We believe that our centralized technical support operations improve the quality and consistency of our support, achieve scalability in our resources and benefit from economies of scale. Our field engineers are available to visit our customers' premises, as necessary.

  Our call center provides complete information and specifications about each of our products and advises our customers on service and solutions related questions.

  We have purchased and installed and are in the process of implementing an integrated billing system for Internet and switched voice services and are in the process of introducing this new system to our customers. We have licensed the Kenan billing platform and have adapted it to our requirements. Implementation of this system caused some delay in our processing of customer invoices in the first quarter of 1999 and we are still experiencing some problems with implementation. Kenan, a subsidiary of Lucent Technologies, is a leading provider of billing solutions to the telecommunications industry. Initially, this system will allow us to provide a single bill to our German customers for all the different services they are purchasing from us, thereby simplifying their internal operations and reducing our costs. We intend to adopt the use of this integrated billing system on a Company-wide basis and to manage it from our central offices in Munich.

Acquisitions

  Since we began business in 1996, we have acquired seven companies through which we have expanded our technical capabilities, attracted additional talent, entered new markets and increased our customer base:

  . Cybernet E-Commerce. In September 1997, we acquired 100% of Artwise which was later renamed Cybernet E-Commerce, a German company which provided us with expertise in Intranet messaging and workflow solutions and established our presence in the Ulm region of Germany;

  . Eclipse. In December 1997, we acquired 66% and in 1999 we acquired the remaining 34% of Eclipse, an ISP based in Trento, Italy, through which we established our presence in Northern Italy;

  . Open:Net. In August 1998, we acquired 100% of Open:Net, an ISP through which we increased our penetration of the southwest German market serviced by Artwise;

  . Vianet. In December 1998, we acquired 100% of Vianet, a leading Austrian ISP through which we entered the Austrian market and significantly increased our customer base;

  . Sunweb. In May 1999, we acquired 51% and an option to purchase the remaining 49% of Sunweb, through which we established a presence in Switzerland and acquired substantial additional expertise in switched voice services; and

  . Flashnet. In June 1999, we acquired 100% of Flashnet, a leading Italian ISP through which we gained access to all major business centers in Italy. We have combined Eclipse and Flashnet into a single operation which we call Cybernet Italy.

  . Novento. In October 1999, we acquired 51% and in December we acquired the remaining 49% of Novento Telecom AG and its sister organization, Multicall Telefonmarketing AG, which are German direct marketing organizations for communications services through which we expanded our sales capabilities and acquired additional sales and marketing expertise.

Competition

  The business of providing Internet connectivity, services and solutions is highly competitive and there are no substantial barriers to entry. We believe that competition will intensify in the future and our ability to successfully compete depends on a number of factors including: market presence; the capacity, reliability and security of our network; the pricing structure of our services; our ability to adapt our products and services to new technological developments; and principal market and economic trends. Our competitors consist of ISPs, telecommunications carrier, and system integrators/computer manufacturers. Because few of our competitors in any of these groups provide all of the products, services and solutions that we provide, we believe that we are well positioned to compete in our market.

 ISPs

  We strive to differentiate ourselves from other ISPs by offering a full range of services and solutions which business customers are likely to require in connection with their use of the Internet. Most of our ISP competitors offer fewer services and focus on connectivity. However, some competitor ISPs have greater resources and larger communications and network infrastructures than we do. In Germany, these competitors include: European Computer-Industry Research Centre; Nacamar; PSINet; UUNet Technologies; and Xlink. In Austria, they include Cybertron, EUnet Multimedia Network Services and Netway Austria; and in Italy, they include I-Net.

 Telecommunications carriers

  Many telecommunications carriers are large organizations and do not provide Internet services as their main product. With regard to Internet services, we compete with these organizations by focusing on the Internet and offering flexible decision making and execution, responsive customer service, recognized technical expertise, and high quality products. Our main carrier competitors in Germany are: Mannesmann Arcor, Deutsche Telekom and Viag Interkom. In Austria, our principal carrier competitors are Telekom Austria, United Telecom and Tele.ring. And in Italy, they are Infostrada, Telecom Italia and Wind.

  In offering voice services, we compete directly with carriers, including large carriers such as Mannesman Arcor, Deutsche Telekom and Viag Interkom in that market segment. Most of these competitors are significantly larger and have substantially greater market presence, financial, technical, operational, marketing and other resources and experience than we do. In addition, carriers have greater resources to engage in various forms of price competition, such as bundling Internet services with other telecommunications services, thereby offering lower prices for either telecommunications or Internet services. Increased price competition could force us to reduce our prices, resulting in lower profit margins. In addition, increased competition for new customers could result in increased sales and marketing expenses and related customer acquisition costs and could materially adversely affect our profitability.

 Major System Integrators and Computer Manufacturers

  Major systems integrators and computer manufacturers, such as Andersen Consulting and IBM, provide IT solutions to their clients and have expanded their offerings to include Internet-related products and solutions. Many of these companies have established customer relationships and recognized technical expertise, and some have significantly greater resources than we have. However, most do not offer connectivity services and solutions. We compete with these companies by offering a more complete Internet-related service and product line than they offer. In fact, some system integrators and computer manufacturers utilize our connectivity services and solutions to complement their own lines of products and services.

Research and Development

  Our future success will depend, in part, on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost effective basis. The market for our services is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent introductions of new services. We cannot assure you that future advances in technology will be beneficial to, or compatible with, our business or that we will be able to incorporate into our business such advances on a cost effective and timely basis. Moreover, technological advances may have the effect of encouraging certain of our current or future customers to rely on in-house personnel and equipment to furnish the services we currently provide. In addition, keeping pace with technological advances may require substantial expenditures and lead time.

Intellectual Property Rights

  We rely on a combination of copyright, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our products and services. In this regard, we have applied to the EU and received a trademark registration for the name "Cybernet" used in conjunction with our logo. We have also applied for, but have not yet received a trademark registration for the name "Cybernet." We have no patented technology that would preclude or inhibit competitors from entering our market. We have entered into confidentiality and invention assignment agreements with our employees, and non-disclosure agreements with our consultants, vendors, suppliers, distributors and appropriate customers in order to limit access to and disclosure of our technology, documentation and other proprietary information. We cannot assure you that these contractual arrangements or the other steps we have taken to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. The laws of the countries in which we operate may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States. To date, we have not been notified that our products are claimed to infringe the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us with respect to current or future products. We expect that participants in our markets will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all. As a result, any such claim could materially adversely affect our business, results of operations and financial condition.

Regulation

 Regulatory Environment in the Internet-Related Markets of the Company

  Our Internet operations are not currently subject to direct regulation by governmental agencies in the countries in which we operate (other than regulations applicable to businesses generally). In 1997, Germany enacted the Information and Communication Services Act which releases Internet access providers from liability for third-party content in certain circumstances and establishes a legal framework for Internet commerce with respect to the identification of service providers, data privacy and price indications on the Internet. A number of other legislative and regulatory proposals are under consideration with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. There is also controversy regarding the application of value-added taxes in the Internet environment. The adoption of new laws could materially adversely affect our business, result of operations and financial condition.

 Regulation and Regulatory Authorities in the Telecommunications Market

  Effective January 1, 1998, all of the countries in which we operate abolished the monopoly rights of incumbent operators to provide fixed-line voice telephone services to the public. As a result, competitive telecommunications markets are now developing for long distance and international telephone services. Competition for local telephone service has been much slower to develop.

  All of the countries in which we operate have enacted legislation and regulations and have established regulatory authorities for the telecommunications industry. The purpose of this regulation is to ensure:

    (1)a wide range of high-quality, telecommunications services to private individuals and businesses;

    (2)reliable services to the entire population at affordable prices;

    (3)the absence of interference with personal and intellectual property rights in telecommunications traffic; and

    (4)effective competition in the provision of telecommunications services

    (5)access to the dominant operator's network on non-discriminatory terms.

  In each of the countries in which we operate, providing telecommunications services and related facilities requires a license. The regulatory authorities have various powers, including the authority to grant and revoke licenses, assign and supervise frequencies, impose universal service obligations, control network access and interconnection, and approve or review the tariffs and tariff-related general business terms and conditions of market-dominant providers.

  In the countries in which we operate, different classes of licenses are required for different services offered and facilities operated. We have obtained a "class 4 license" (voice telephone services based upon self-operated telecommunications networks) in Germany. Geographically this license covers the entire Federal Republic of Germany and is valid indefinitely. We have also obtained a license to provide public telephony service and to operate our own infrastructure in Austria and have applied for a similar license in Switzerland. In Italy, we have a license which permits us to offer voice telephone services in the entire country. We have also obtained a "class 3 license" in Germany which permits us to operate cables, radio links and other telecommunications-related infrastructure throughout Germany.

  In the switched voice telephony market, our ability to provide viable services depends in significant part upon our ability to secure and maintain interconnection agreements with the incumbent operators and other facilities-based providers in our target markets. We have entered into interconnection agreements with Deutsche Telekom in Germany and Telecom Italia in Italy. We are negotiating for a similar agreement in Austria. We need interconnection to complete calls that originate on our network but terminate outside our network or originate elsewhere and terminate on our network. The cost of interconnecting is a critical factor in determining whether services on our network can be offered on a competitive basis.

  Each of the countries in which we have operations has market-dominant providers which are legally required to offer essential services such as transmission, switching and operational interface to networks such as the one we plan. Market-dominant operators of telecommunications facilities are obligated to provide interconnection on a non-discriminatory basis and at cost-related prices. If the terms and conditions of obligatory interconnection cannot be agreed upon, the regulatory regimes of the countries in which we operate provide for administrative proceedings which permit regulatory authorities to set the conditions for interconnection.

 Subscriber Line Charges

  We rely upon Deutsche Telekom for leased lines so as to obtain direct access to customers. Although the rates which Deutsche Telekom may charge for such lines have been established by the Regulatory Authority and the ruling of the Regulatory Authority purports to establish rates which will be in effect until March 31, 2001, the ruling has been appealed to a court. Any possible increase in these rates of the rental charge could impede our business development.

 Internet Access Charges

  T-Online, an ISP owned by Deutsche Telekom, has announced its intention to charge Internet subscribers a flat rate that is significantly lower than the rate charged by competitor ISPs. The District Court (Landgericht) Hamburg enjoined T-Online from offering this rate because the telecommunications law forbids market dominant providers from bundling services. However, this court decision is not final and we cannot anticipate the final outcome of this issue. If T-Online is permitted to charge the proposed rate, our ability to market Internet access services might be adversely affected.

Employees

  At the end of December 1999, we had a total of approximately 426 employees organized as follows: 145 in sales and marketing, 198 in technical and operational personnel and 83 in administration. There are no collective bargaining agreements in effect. We believe that relations with our employees are good.

Item 2. Properties

  We lease the real estate where our business offices and certain nodes containing servers, routers and other equipment are located. Our largest leasehold property is our main office in Munich with approximately 2,000 square meters. Other leasehold properties for our regional offices are located in Ulm, Neu-Ulm, Frankfurt, Dusseldorf, Berlin, Munich, Stuttgart, Hamburg, Vienna, Trento, Rome, Milan, Florence, Padua, Verona, Zurich, Lausanne and an administrative office is located in Washington, D.C. In addition, we lease approximately 3,500 square meters for our planned facility in Frankfurt, 2,500 square meters for our planned facility in Hamburg and 600 square meters for our new Trento Data Center, and are planning to lease additional space in Dusseldorf, Munich and Vienna.

  We believe that none of these leases is critical to operations and that relocation of any of the leased premises would be feasible on acceptable terms, if necessary.

  We lease dedicated telephone lines from telecommunications carriers and resellers. Assets relating to our operations, including servers and routers, are leased or owned.

Item 3. Legal Proceedings

  In December 1998, we applied for and received a class 4 telecommunications license from Germany's Regulierungsbehoerde fur Telekommunikation und Post. The fee for this license was DM 3,000,000. The EU regulations set the maximum fee that can be charged at the actual cost incurred by a government agency to administer its regulations. We filed an action in a German court to recover a portion of the fee paid for our license because we believe the fee charged exceeded the amount chargeable under EC regulations in effect in 1998 and prevailed in that action in the court of first instance. The decision is subject to appeal and it is not possible to predict the ultimate outcome of our action.

  We are involved in several other legal proceedings, none of which we believe to be material and if adversely determined, we believe none would have a material adverse effect upon our business, financial condition or results of operations.

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


Price Range Of Common Stock

  Our common stock is traded on the OTC Bulletin Board under the symbol "ZNET" and on the Neuer Markt of the Frankfurt Stock Exchange under the Symbol "CYN." Our common stock also trades on the Freiverkehr of the Berlin and Munich Stock Exchanges under the securities identification number WP-Kenn-Nr. 906 623. Our principal foreign trading market is the Neuer Markt. As of August 2, 1999, the Company had 169 registered stockholders of record. The closing price of the common stock on the OTC Bulletin Board and the Neuer Markt on March 13, 2000 was $13.00 per share and (Euro)14.30 per share, respectively.

  The following tables set forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period in 1997 and 1998 and each monthly period in 1999 on the OTC Bulletin Board and the Neuer Markt. Prices on the OTC Bulletin are reported in The NASDAQ Trading and Marketing Services' Trading Activity Reports, Trade and Quote Summary. Prices on the Neuer Markt are reported for trades on the electronic trading system of Deutsche Borse A.G. The prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.

                               OTC BULLETIN BOARD

                                                       High       Low
       1997                                           -------   --------
       Third Quarter(/1/)............................ $11.250    $ 9.310
       Fourth Quarter................................ $16.250    $ 7.750
                                                       High       Low
       1998                                           -------   --------
       First Quarter................................. $34.500    $11.500
       Second Quarter................................ $28.750    $20.000
       Third Quarter................................. $29.875    $18.000
       Fourth Quarter................................ $37.250    $13.000
                                                       High       Low
       1999                                           -------    -------
       January....................................... $47.000    $29.625
       February...................................... $43.875    $33.500
       March......................................... $36.000    $26.500
       April......................................... $27.750    $23.000
       May........................................... $24.000    $20.000
       June.......................................... $20.000    $16.000
       July.......................................... $21.750    $14.500
       August........................................ $18.000    $14.000
       September..................................... $20.875    $14.250
       October....................................... $16.000    $13.750
       November...................................... $15,500    $8.1250
       December...................................... $12.000    $8.5075
                                                       High       Low
       2000                                           -------    -------
       January....................................... $13.750    $ 8.750
       February...................................... $17.500    $11.000
--------
(1) On September 17, 1997, Cybernet Utah, the Company's predecessor, acquired
    Cybernet AG. Prior to that date, Cybernet Utah had no material business activities, assets or liabilities. Accordingly, stock prices for the period prior to September 17, 1997, do not relate to the business in which the
    Company is presently engaged.

                  NEUER MARKT OF THE FRANKFURT STOCK EXCHANGE

                                                          High         Low
       1998                                           ------------ ------------
       Fourth Quarter (beginning December 9, 1998)... (Euro)33.029 (Euro)24.900
                                                          High         Low
       1999                                           ------------ ------------
       January....................................... (Euro)41.200 (Euro)26.600
       February...................................... (Euro)39.900 (Euro)31.400
       March......................................... (Euro)32.500 (Euro)24.500
       April......................................... (Euro)24.700 (Euro)21.650
       May........................................... (Euro)23.400 (Euro)20.300
       June.......................................... (Euro)19.500 (Euro)16.400
       July.......................................... (Euro)19.800 (Euro)14.200
       August........................................ (Euro)17.450 (Euro)13.300
       September..................................... (Euro)19.400 (Euro)14.800
       October....................................... (Euro)15.850 (Euro)13.300
       November...................................... (Euro)15.200  (Euro)7.400
       December...................................... (Euro)11.400  (Euro)8.900
                                                          High         Low
       2000                                           ------------ ------------
       January.......................................(Euro)12.100  (Euro) 8.810
       February......................................(Euro 18.500  (Euro)10.600

COMMON STOCK DIVIDEND POLICY

     We have never declared or paid cash dividends on our Common Stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 1999, we sold shares of Common Stock as follows:


-------------------------------------------------------------------------------------------------------------
          Securities Sold                  Purchasers               Consideration             Exemption
---------------------------------
    Date         Number of Shares
                  Class of Stock
-------------------------------------------------------------------------------------------------------------
February         25,000              Jurg Heim                  51% of the shares of             Section 4(2)
1999           Common Stock          Marco Samek             Sunweb Internet Services AG
                                                             (in connection with the Sunweb
                                                                   acquisition)
-------------------------------------------------------------------------------------------------------------
 June          301,290                                              All the shares of            Section 4(2)
 1999          Common Stock                                   Flashnet S.p.A.(in connection
                                                                 with Flashnet acquisition)
-------------------------------------------------------------------------------------------------------------
October        39,412                                          51% of the shares of Novento      Section 4(2)
 1999          Common Stock          Bernd Buchholz             Telecom AG (in connection
                                                                  with Novento acquisition)
-------------------------------------------------------------------------------------------------------------
October        136,402                                            34% of the shares of           Section 4(2)
 1999          Common Stock                                          Eclipse S.p.A.
                                                                  (in connection with
                                                                  Eclipse acquisition)
-------------------------------------------------------------------------------------------------------------



ITEM 6.  SELECTED FINANCIAL DATA

   The selected consolidated Statement of Operations data and Balance Sheet data as of and for the years ended December 31, 1997, 1998 and 1999 set forth below has been derived from the financial statements of the Company, which have been audited by Schitag Ernst & Young AG, independent auditors. Business acquisitions made by the Company during the periods for which selected financial data is presented below materially affect the comparison of such data from period to period. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                               Years ended December 31,
                                        --------------------------------------------------
                                              1997               1998               1999
                                        (in thousands, except per share data)
Statement of Operations Data:
Revenue
    Internet Projects........               $ 1,598             $  5,139        $  5,663
    Network Services.........                   716                3,495          16,635
                                            -------             --------        --------
Total revenue................                 2,314                8,634          22,298

Cost of Revenues
    Internet Projects........                 1,495                4,699           5,110
    Network Services.........                   866                4,067          17,148
    Depreciation and
        Amortization.........                   171                1,674           3,804
                                            -------             --------        --------
Total cost of revenues.......                 2,532               10,440          26,062
    Gross profit (loss)......                  (218)              (1,806)         (3,764)

    General and administrative
        expenses.............                   482                1,576          18,844
    Marketing expenses.......                 1,188                3,844          12,238
    Research and development.                   280                2,941           4,304
    Depreciation and
        amortization.........                   116                  880           8,322
                                            -------             --------        --------
                                              2,066                9,241          43,708

    Interest expense, net....                    39                   43         (18,547)
                                            -------             --------        --------
    Loss before taxes and
        minority interest....                (2,323)             (11,090)        (66,019)

    Income tax benefit.......                 1,339                6,173          14,384
    Minority interest........                 -----                  145             100
    Net loss.................               $  (984)            $ (4,772)       $(51,535)
                                            =======             ========        ========

    Basic and diluted loss
        per share............               $  (.12)            $   (.30)       $  (2.59)

Balance Sheet Data:
    Working capital..........               $   891             $ 37,751        $102,724
    Total assets.............                12,617               79,445         287,800
    Long-term debt(1)........                    42                1,383         180,809
    Total stockholders'
        equity...............                 8,908               67,359          68,759

----------------------------------
(1)    Including lease obligations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The following table sets forth, the items of the consolidated statements of loss for the years ended December 31st, 1997, 1998 and 1999, expressed as a percentage of total revenues.

                                                                                         For  year ended December 31
                                                                                        ------------------------------
                                                                                          1997       1998       1999
                                                                                        ---------  ---------  --------
Revenue                                                                                     69.1%      59.5%     25.4%
     Internet Projects................................................................
     Network Services.................................................................      30.9%      40.5%     74.6%
Total revenues........................................................................     100.0%     100.0%    100.0%

Cost of revenues:
     Internet Projects................................................................      64.6%      54.4%     22.9%
     Network Services.................................................................      37.4%      47.1%     76.9%
     Depreciation and amortization....................................................       7.4%      19.4%     17.1%
Total cost of revenues................................................................     109.4%     120.9%    116.9%
Gross margin (loss)...................................................................      -9.4%     -20.9%    -16.9%
                                                                                            20.8%      18.3%     84.5%
    General and administrative expenses...............................................
    Sales and Marketing expenses......................................................      51.4%      44.5%     54.9%
    Research and development..........................................................      12.1%      34.1%     19.3%
    Depreciation and amortization.....................................................       5.0%      10.2%     37.3%
Total operating expenses..............................................................      89.3%     107.0%    196.0%
Operating loss........................................................................     -98.7%    -128.0%   -212.9%
Interest expense......................................................................       1.7%       2.3%     80.9%
Interest income.......................................................................       0.0%       1.8%     18.6%
Realized foreign currency translation losses..........................................       0.0%       0.0%    -20.8%
Loss before taxes and minority interest...............................................    -100.4%    -128.5%   -296.1%
Income tax benefit....................................................................      57.9%      71.5%     64.5%
Net loss before minority interest.....................................................     -42.5%     -57.0%   -231.6%
Minority interest.....................................................................       0.0%       1.7%      0.5%
Net loss..............................................................................     -42.5%     -55.3%   -231.1%

Year Ended December 31, 1999 As Compared To The Year Ended December 31, 1998

Results of Operations

Total revenues increased by 158.3% from $8,634,000 in 1998 to $22,298,000 in 1999. Internet Project revenues increased 10.2% from $5,139,000 in 1998 to $5,663,000 in 1999 and represented 59.5% and 25.4% of our total revenues in 1998 and 1999, respectively. Network Services revenues increased by 376.0% from $3,495,000 in 1998 to $16,635,000 in 1999. In 1999, Network Services
represented 74.6% of total revenues as compared to 40.5% in 1998.

The increase in revenue from Network Services is partially a result of an expansion of our customer base, which provides us with a stream of recurring revenues. Although in 1999 the Company has focused primarily on building these recurring revenues from Network Services, building relationships with customers through Internet Projects remains a continuing strategy. In addition, in 1999 Network Service revenues include a full year of Vianet revenues, nine months of Sunweb revenues, six months of Flashnet revenues and three months of Novento revenues. Vianet and Novento derive all revenues from Network Service sales. Excluding revenues from these acquisitions, Network Service revenues would have increased 134% from $3,495,000 in 1998 to $7,811,000 in 1999.

The increase in Internet Project revenues from 1998 to 1999 is mainly a result of consolidating the Internet Project revenues of $706,000 from Sunweb (nine months) and $256,000 from Flashnet (six months). Excluding these acquisitions, Internet Project revenues would have decreased 8.5% from $5,139,000 to $4,701,000. This decrease is mostly the result of the Company being more selective when taking on Internet Projects in order to apply its scarce human resources to the projects most likely to generate long-term relationships and generate revenues from network-based services.

We derived $12,080,000 or 54.2% of total revenues from our operations in Germany compared with $7,693,000 or 89.1% in 1998, and $5,499,000 or 24.7% of total revenues from our operations in Italy compared with $941,000 or 10.9% in 1998. We derived $3,760,000 or 16.9% of total revenues from our operations in Austria compared with none in 1998, and $959,000 or 4.2 % of total revenues from our operations in Switzerland compared with none in 1998.

In Germany, the largest customer provides 7% of the revenues derived from that market, in Italy 5% is derived from largest customer, in Austria 7% from the largest customer and in Switzerland the largest customer provides 32% of our revenues in that market.

Costs of Revenues

Total costs of revenues increased 149.6% from $10,440,000 in 1998 to $26,062,000 in 1999. Costs of revenues as a percentage of revenues decreased from 120.9% in 1998 to 116.9% in 1999. Cost of revenues mainly consists of (i) telecommunications expenses, (ii) technical and operations personnel costs,
(iii) the cost of hardware and software sold, (iv) amortization of product development costs, (v) depreciation of network facilities and equipment, and
(vi) consulting expenses in the area of network and software development. Telecommunications expenses mainly represent the cost of transporting Internet traffic from our customer's location through a local telecommunications carrier to one of our access nodes and the cost of leasing lines to interconnect our backbone nodes. Technical and operational personnel included in cost of revenues are those individuals involved in the planning, building and management of our network and the provision of services over this network. We had 198 technical and operations personnel on December 31, 1999 and approximately 99 such personnel at the end of 1998.

The cost of our Internet Projects revenues increased by 8,8% from $4,699,000 in 1998 to $5,110,000 in 1999. This increase primarily resulted from increased purchases of hardware and software that was installed at customer sites, and the costs of additional internal and external personnel hired to complete these projects. Cost of Internet Projects as a percentage of related revenues remained relatively stabile at 91.4% in 1998 and 90.2% in 1999. Although the Company incurred costs in 1999 in developing proposals for some projects it did not win, because the Company was generally more selective in taking on projects it was able to offset these costs and keep margins at the same level as 1998.

The cost of our Network Services revenues increased 321.6% from $4,067,000 in 1998 to $17,148,000 in 1999. This increase primarily consisted of additional leased line expenses related to the expansion of our network backbone, additional leased lines to our customers' premises and a large increase in network personnel. Cost of Network Services as a percentage of related revenues decreased from 116.4% in 1998 to 103.1% in 1999. This decrease is primarily attributable to a decline in personnel costs as a percentage of revenues and a reduction in purchased Internet Services due to the development of our own network. These decreases were partially offset by additional leased line expenses.

Depreciation and amortization included in the Costs of Revenues, increased from $1,674,000 in 1998 to $3,804,000 in 1999 as a result of investments in our own network infrastructure and the supporting systems, including a billing system. We have capitalized certain costs associated with designing the network, including related software.

General and Administrative Expenses

General and administrative expenses increased 1096% from $1,576,000 in 1998 to $18,844,000 in 1999. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent and depreciation of office equipment. The increase in our general and administrative expenses reflects the costs of building a corporate infrastructure to support our anticipated growth and the addition of general and administrative expenses of companies acquired in 1997, 1998 and 1999. As a percentage of revenues, general and administrative expenses increased from 18.3% in1998 to 84.5% in 1999.

General and Administrative staff increased from approximately 32 personnel at the end of 1998 to 83 at the end of 1999. The increases were mostly in the areas of Finance and Accounting, Human Resource management, IT, Executive Management and other support functions. The Company has taken measures in the fourth quarter of 1999 to reduce the number of staff in non-essential support functions. The favorable impact of these reductions will not be realized until the first quarter of 2000, since the Company has had to carry the related cost of dismissed personnel through the end of 1999.

Additionally there was a significant increase in General and Administrative expenses related to the build-up of an international executive management team and supporting structures. Within this area there were also large increases in legal, accounting and other external advisory costs associated with the financing activities, acquisitions and alliances in 1999.

Excluding the general and administrative expenses in the companies acquired in 1999, G&A expenses would have increased 945% from $1,576,000 in 1998 to $16,460,000 in 1999.

Sales and Marketing Expenses

Sales and marketing expenses increased by 218% from $3,844,000 in 1998 to $12,238,000 in 1999. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. Higher sales and marketing expenses reflect our larger sales and marketing teams, a company-wide increase in advertising and communication expenses, and a major marketing campaign undertaken in the fourth quarter of 1999 to launch the Cybernet brand in Italy. Sales and marketing staff increased from approximately 83 on December 31, 1998 to 145 as of December 31, 1999. As a percentage of revenues, our sales and marketing expenses increased from 44.5% in 1998 to 54.9% in 1999.

Excluding the sales and marketing expenses in the companies acquired in 1999, sales and marketing expenses increased 151% from $3,844,000 in 1998 to $9,660,000 in 1999.

Research and Development

Research and development expenses increased 46.4% from $2,941,000 in 1998 to $4,304,000 in 1999. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. The personnel utilized for this purpose include our own marketing force and the portion of their time which was devoted to product development is included in research and development. As a percentage of revenues, research and development decreased from 34.1% in 1998 to 19.3% in 1999. Most of the research and development expenses have been incurred in our German operations and the consolidation of acquired companies in 1999 only had a minor impact on the growth in expenses in this area.

Depreciation and Amortization

Depreciation and amortization expenses increased from $880,000 in 1998 to $8,322,000 in 1999. This increase reflects increased depreciation of capital expenditures for property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and increased amortization of goodwill related to our 1997, 1998 and 1999 acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the tangible assets of those companies. Goodwill is amortized over 5 - 10 years.

Interest Income and Expense

Interest expense increased from $197,000 in 1998 to $ 18,039,000 in 1999 as a result of the debt issued in 1999. Interest income increased significantly from $154,000 in 1998 to $4,138,000 in 1999 as a result of interest earned on the proceeds of these offerings before the proceeds are utilized in our business. In 1999 we incurred net foreign exchange losses of $4,646,000 as our borrowings are denominated in US dollars but our operational currency is the Deutsche Mark.

Income Taxes

We recorded income tax benefits of $6,172,000 in 1998 and $14,384,000 in 1999, arising principally from operating losses. Whilst the group has additional operating losses, a valuation allowance has been made against some of these losses to reflect the estimated amount which may not be realized. The majority of the operating losses and the associated valuation allowance is associated with operations subject to German tax, and under the current German tax code, these net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.


Year Ended December 31, 1998 As Compared To The Year Ended December 31, 1997

Results of Operations

Revenues

Total revenues increased by 273.1% from $2,314,000 in 1997 to $8,634,000 in 1998. Internet Project revenues increased by 221.6% from $1,598,000 in 1997 to $5,139,000 in 1998 and represented 69.1% and 59.5% of our total revenues in 1997 and 1998, respectively. Network Services revenues increased by 388.1% from $716,000 in 1997 to $3,495,000 in 1998. In 1998,

Network Services represented 40.5% of total revenues as compared to 30.9% in 1997. The primary reason for this shift is that our recurring revenues grow as we expand our customer base. We expect this trend to continue.

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

Network Services revenues increased by 387.9% from $716,000 in 1997 to $3,494,000 in 1998 and represented 30.9% and 40.5% of total revenues in 1997 and 1998, respectively. Revenues from existing operations represented 78.3% of Network Services revenues in 1998 compared with 100.0% in 1997. These revenues accounted for 72.7% of the growth in Network Services revenues from year to year.

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

We derived $7,693,000 or 89.1% of total revenues in 1998 from our operations in Germany and $941,000 or 10.9% of total revenues from our operations in Italy.
On December 28, 1998, we acquired Vianet, our Austrian subsidiary, which had revenues of approximately $3.1 million in 1998. Future operating results will include Vianet revenues in Austria and revenues from Sunweb, a Swiss company 51% of which we have agreed to acquire.

Our total number of customers increased by 74.4% to approximately 7,400 at December 31, 1998 from 4,300 at December 31, 1997. No single customer accounted for more than 3% of our revenues in 1998.

Costs of Revenues

Total costs of revenues increased 312.4% from $2,532,000 in 1997 to $10,440,000 in 1998. Costs of revenues as a percentage of revenues increased from 109.4% in 1997 to 120.9% in 1998. Cost of revenues mainly consists of (i) telecommunications expenses, (ii) personnel costs, (iii) cost of hardware and software sold, (iv) amortization of product development costs, and (v) service and consulting expenses. Telecommunications expenses mainly represent the cost of transporting Internet traffic from our customer's location through a local telecommunications carrier to one of our access nodes and the cost of leasing lines to interconnect our backbone nodes.

The cost of our Internet Projects revenues increased by 214.2% from $1,495,000 in 1997 to $4,699,000 in 1998. This increase primarily resulted from increased purchases of hardware and software, that was installed at customer sites, and the costs of additional personnel. Cost of Internet Projects as a percentage of related revenues decreased from 93.5% in 1997 to 91.4% in 1998. This decrease is primarily attributable to a reduction in training and seminar expenditures, partially offset by an increase in purchases of hardware and software.

The cost of our Network Services revenues increased by 370.0% from $866,000 in 1997 to $4,067,000 in 1998. This increase primarily consisted of additional leased line expenses. Cost of Network Services as a percentage of related revenues decreased from 120.8% in 1997 to 116.4% in 1998. This decrease is primarily attributable to a decline in personnel costs as a percentage of revenues and a reduction in purchased Internet Services due to the development of our own network. These decreases were partially offset by additional leased line expenses.

Depreciation and amortization, included in Costs of Revenues, increased from $171,000 in 1997 to $1,674,000 in 1998 as a result of new investments in product development from year to year. We have capitalized certain costs associated with designing the network, including related software. We have also capitalized investments made in building network capacity, including related personnel and consulting costs. These costs appear in our balance sheet under product development cost and are amortized over a period not exceeding four years.

General and Administrative Expenses

General and administrative expenses increased 227.1% from $482,000 in 1997 to $1,576,000 in 1998. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent and depreciation of office equipment. The increase in our general and administrative expenses reflects the costs of building a corporate infrastructure to support our anticipated growth and the addition of general and administrative expenses of companies acquired in 1997 and 1998. As a percentage of revenues, general and administrative expenses decreased from 20.8% in 1997 to 18.3% in 1998.

Marketing Expenses

Marketing expenses increased by 223.4% from $1,189,000 in 1997 to $3,844,000 in 1998. Marketing expenses consist principally of salaries of our sales force and advertising and communication expenditures. Higher marketing expenses reflect an increase in salary expense resulting from our larger sales force and an increase in advertising and communication expenses reflecting our drive to improve public awareness of our brand. As a percentage of revenues, our marketing expenses decreased from 51.4% in 1997 to 44.5% in 1998.

Research and Development

Research and development expenses increased 950.4% from $280,000 in 1997 to $2,941,000 in 1998. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. The development of our modular products and the related pricing research which we conducted in 1998 is reflected in the higher personnel costs included in research and development. The personnel utilized for this purpose include our own marketing force and the portion of their time which was devoted to product development is included in research and development. We also incurred consulting expenses in 1998 while researching the viability of certain telecommunications services that we plan to offer in the future. As a percentage of revenues, research and development increased from 12.1% in 1997 to 34.1% in 1998.

Depreciation and Amortization

Depreciation and amortization expense, increased from $116,000 in 1997 to $880,000 in 1998. This increase reflects increased depreciation of capital expenditures for property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and increased amortization of goodwill related to our 1997 and 1998 acquisitions.

Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the tangible assets of those companies. Goodwill is amortized over 10 years.

Interest Income and Expense

Interest expense increased 392.7% from $40,000 in 1997 to $197,000 in 1998 as a result of new capital lease obligations which we undertook in 1998 to finance acquisitions of computer equipment. Interest income in 1998 was earned on excess cash balances resulting from the proceeds of our 1998 equity offerings.

Income Taxes

We recorded income tax benefits of $1,339,000 in 1997 and $6,172,000 in 1998, arising principally from incurred operating losses. Under the current German tax code, these net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

Year Ended December 31, 1997 As Compared To The Year Ended December 31, 1996

Results of Operations

Revenues

Total revenues increased by 652.1% from $308,000 in 1996 to $2,314,000 in 1997, principally because 1997 was a full year of operation while 1996 involved substantial start up and initial marketing activities.

Revenues from Internet Projects represented 70.6% and 69.1% of total revenues in 1996 and 1997, respectively, and increased by 635.3% from $217,000 in 1996 to $1,598,000 in 1997. Revenues from Network Services represented 29.4% and 30.9% of total revenues in 1996 and 1997, respectively, and increased by 692.4% from $90,000 in 1996 to $716,000 in 1997.

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

Costs of Revenues

Total costs of revenues increased 597.2% from $363,000 in 1996 to $2,532,000 in 1997. Costs of revenues as a percentage of revenues decreased from 118.0% in 1996 to 109.4% in 1997.

The cost of our Internet Projects revenues increased 530.8% from $237,000 in 1996 to $1,495,000 in 1997. This increase primarily resulted from increased personnel costs, training and seminars, and purchases of software that was installed at customer sites. Cost of Internet Projects as a percentage of related revenues decreased from 109.1% in 1996 to 93.6% in 1997. This decrease is primarily attributable to a reduction of free lance staff costs.

The cost of our Network Services revenues increased by 625.4% from $119,000 in 1996 to $865,000 in 1997. This increase primarily consisted of increased personnel costs and the cost of additional leased lines. Cost of Network Services as a percentage of related revenues decreased from 132.0% in 1996 to 120.8% in 1997. This decrease is primarily due to a decline in purchased Internet services and leased line expenses as a percentage of revenues and was partially offset by additional personnel costs.

General and Administrative Expenses

General and administrative expenses increased 83.0% from $263,000 to $482,000 in 1997. Increases in our general and administrative expenses reflect the costs of building a corporate infrastructure, which will support our future growth. It also reflects the impact of the addition of general and administrative expenses of companies acquired in 1997. As a percentage of revenues, general and administrative expenses decreased from 85.5% in 1996 to 20.8% in 1997.

Marketing Expenses

Marketing expenses increased by 621.8% from $165,000 in 1996 to $1,189,000 in 1997. Increases in our marketing expenses are attributable primarily to increased salaries reflecting our efforts to build a larger sales force and larger advertising and communication expenses in our drive to improve public awareness of our brand name. As a percentage of revenues, our marketing expenses decreased from 53.5% in 1996 to 51.4% in 1997 due to a reduction of free lance staff costs and merchandising costs. These reductions were partially offset by higher personnel costs and advertising and communication expenses.

Research and Development

Research and development expenses increased 56.3% from $179,000 in 1996 to $280,000 in 1997 primarily as a result of increased personnel costs. As a percentage of revenues, our research and development decreased from 58.2% in 1996 to 12.1% in 1997 due to the growth of our revenues.

Depreciation and Amortization

Depreciation and amortization, increased from $21,000 in 1996 to $116,000 in 1997, reflecting increased capital expenditures in property, plant and equipment. The increase in goodwill amortization from 1996 to 1997 is due to goodwill additions generated by the 1997 acquisitions.


Interest Income and Expense

Interest expense increased from $2,000 in 1996 to $40,000 in 1997, principally due to the higher level of overdrafts and short term borrowings in 1997 compared to 1996. These overdrafts were used to fund the Company's working capital requirements.

Income Taxes

We recorded income tax benefits of $402,000 in 1996 and $1,339,000 in 1997, arising principally from operating losses incurred. Under the current German tax code, these net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

Liquidity and Capital Resources

Since our inception, we have financed our operations and growth primarily from the proceeds of private and public sales of securities. Total net proceeds of debt and equity offerings in the four years ended December 31, 1999 amounted to approximately $293 million, including some $225 million during 1999. Additionally, in 1998, our subsidiaries financed the acquisition of certain equipment with capital lease obligations.

Our working capital, defined as the excess of our current assets over our current liabilities, was $102,724,000 at December 31, 1999 compared with $37,750,000 at December 31, 1998, and $891,000 at December 31, 1997.

Cash and cash equivalents amounted to $73,213,000 at December 31, 1999 compared to $42,876,000 at December 31, 1998, and $2,239,000 at December 31, 1997. The
increase in cash and cash equivalents primarily resulted from the proceeds of our offerage of debt in 1999. The cash is being held partly in Euro, our principle operating currency, but mainly in US dollars, $61 million. In addition at December 31, 1999 we had some $58 million of Restricted cash held in escrow, to meet the first six semi-annual interest payments on the Company's 14% Senior Notes. This amount is invested in US treasury bonds. Further we had various short-term investments denominated in Euro's totaling $41.2 million at December 31, 1999.

Operating activities used cash of $38,040,000, $10,335,000 and $1,432,000 in each of the three years ended December 31, 1999, 1998 and 1997, respectively. The large increase in cash used in 1999 results from the significant loss before taxes for the year ended December 31, 1999 since the Company significantly increased expenditures in building its organizational infrastructure (staff more than doubled from year-end 1998 to year-end 1999) and since it substantially increased expenditures in the area of marketing.

Investing activities used cash of $154,776,000 and $9,929,000 and $4,791,000 in each of the three years ended December 31, 1999, 1998 and 1997, respectively. The large increase in 1999 results from the business acquisitions in 1999, the increase in expenditures for property and equipment, together with the purchase of the short term investments and restricted cash, noted above. Expenditures for property and equipment consisted principally of purchases of equipment and investments related to our data centers, Internet backbone, billing system and other equipment necessary to support our growth.

The Company's capital expenditures increased 300% from $6,034,000 in 1998 to $24,154,000 in 1999. Capital expenditures by country were $16,761,000 in Germany, $4,015,000 in Italy and $3,234,000 in Austria and Switzerland.

Financing activities provided cash of, $223,632,000, $60,010,000 and $8,644,000 in each of the three years ended December 31, 1999, 1998 and 1997, respectively. The large inflow in 1999 results principally from our debt issuance in mid-1999 which generated $225 million in proceeds The inflow in 1998 results principally from our December 1998 public equity offering which generated $44,977,376 in net proceeds and the May 1998 private equity offering which generated $12,600,000 in proceeds. In June 1997, we completed a private placement that generated $8,070,427 in net proceeds.

At December 31, 1999 we had available combined cumulative tax loss carryforwards of approximately $66 million most of which relate to operations subject to German tax. Under current German tax law, these tax loss carryforwards have no expiration date. We have provided a valuation allowance against some of these loss carryforwards, to reflect the estimated amount that may not be realized.

We believe that our cash and cash equivalents will provide adequate liquidity to fund our normal operating activities over the next twelve months. However, our plan is to continue to seek additional acquisitions and to enhance our capabilities in both IP and other communications services through significant capital expenditures and strategic alliances. These initiatives will be initially financed from the portion of the proceeds of the 1999 debt issuance that exceeds our normal operating requirements. Based on our current plan additional financing will be needed in the first half of 2001 requiring the offering of additional private or public debt or equity securities. Management is continuously reviewing options to expand and develop the business, together with the various options available to finance such activities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  We do not utilize market-risk-sensitive instruments, such as derivative financial instruments. Our primary market risk is in the area of interest rate and foreign currency exchange rate fluctuations.

  We maintain our cash balances in deposits at banks and in highly liquid short-term investments, such as money market mutual funds, therefore lowering our exposure to interest income risks.

  As a result of our Private Unit Offering in July 1999 and Private Discount Notes Offering in August 1999, we have a substantial amount of debt in United States dollars. While our reporting currency is United States dollars, our functional currency is the Deutsche Mark and significant fluctuations in the United States dollar to Deutsche Mark exchange rate could have an adverse impact on the amount of Deutsche Marks required to satisfy this debt. We estimate that a 10% increase in the exchange rates between the Deutsche Mark and the United States dollar would increase the Deutsche Mark amount required to settle the debt outstanding from the Private Unit Offering and the Private Discount Notes Offering by approximately $20,000,000.

  All of our revenues and a significant portion of our expenses are denominated in currencies other than our reporting currency, the United States dollar. Approximately 89% of our revenues in 1998 and 52% of our revenues in the first nine months of 1999 were denominated in Deutsche Mark. Another 45% of our revenues in the first nine months of 1999 were denominated in other European Monetary Union member currencies. The majority of our foreign exchange rate exposure relates to the translation of our Deutsche Mark financial statements into United States dollars which is impacted by changes in the exchange rates between the Euro and the United States dollar.

  We prepared a sensitivity analysis to assess the impact of exchange rate fluctuations on our 1998 operating results. Based on this analysis, we estimated that a 10% adverse change in the exchange rates between the Deutsche Mark and the United States dollar would have increased our reported net loss for 1998 by approximately $530,300. Our analysis also indicated that a 10% decrease in the exchange rate between the United States dollar and the Deutsche Mark would result in a decrease of our March 31, 1999 net assets of approximately $1,997,900.

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

Item 9. Changes in, and Disagreements with, Accountants on Accounting and Financial Disclosure

     None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.


Item 11. Executive Compensation

     The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors Director Compensation" and "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "Compensation Committee Report on Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to information to be included under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.


Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to information to be included under the caption "Election of Directors Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.


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

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
 3.1     Certificate of Incorporation. (Incorporated by reference as Exhibit
         3.1 to the Form S-1 Registration Statement filed with the Commission on September 18, 1998).

 3.2     Bylaws (Incorporated by reference as Exhibit 3.2 to the Form S-1
         Registration Statement filed with the Commission on September 18,
         1998).

 4.1 Unit Agreement dated as of July 8, 1999 by and among the Company, Lehman Brothers International (Europe) and Morgan Stanley & Co.
         International Limited (Incorporated by reference to the Form S-4
         Registration Statement No. 333-86853 filed September 10, 1999).

 4.2     Indenture dated as of July 8, 1999 by and between the Company and The
         Bank of New York, relating to the Company's notes contained in the Units (Incorporated by reference to the Form S-4 Registration Statement
         No. 333-86853 filed September 10, 1999).

 4.3 Collateral Agreement dated as of July 8, 1999 by and among the Company, Lehman Brothers International (Europe) and Morgan Stanley &
         Co. International Limited, relating to the Unit Agreement (Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed
         September 10, 1999).

 4.4 Registration Rights Agreement dated as of July 8, 1999 by and among the Company, Lehman Brothers International (Europe) and Morgan Stanley
         & Co. International Limited, relating to the Company's notes contained in the Units (Incorporated by reference to the Form S-4 Registration
         Statement No. 333-86853 filed September 10, 1999).

 4.5     Warrant Agreement, dated as of July 8, 1999 by and among Cybernet
         Internet Services International, Inc., Lehman Brothers International
         (Europe) and Morgan Stanley & Co. International Limited, relating to the Company's warrants contained in the Units (Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed
         September 10, 1999).

 10.1    Sale and Assignment of Business Shares of the Artwise GmbH Software
         Losugen dated September 18, 1997 by and among Mr. Stefan
         Heiligensetzer, Mr. Frank Marchewicz, Mr. Rolf Strehle, Mr. Gerhard
         Schonenberger, Mr. Lothar Bernecker, Artwise GmbH Software Solutions,
         Cybernet Internet--Dienstleistungen AG and Cybernet Internet--
         Beteiligungs GmbH (Incorporated by reference as Exhibit 10.1 to the Form S-1 Registration Statement filed with the Commission on September
         18, 1998).

10.1.1** Amending Agreement Concerning the Sale and Assignment of Interest in
         Artwise GmbH Software LoSungen of September 18, 1997 by and among Rolf
         Strehle, Gerhard Schonenberger, Cybernet Internet-Dienstleistungen AG and Cybernet Internet - Beteiligungs GmbH.

10.2     Sale and Assignment of Shares in OpenNet Internet Solutions GmbH dated
         August 12, 1998 by and among Mr. Thomas Egner, Mr. Uwe Hagenmeier, Mr.
         Markus Kress, Mr. Oliver Schaffer, Cybernet Internet Dienstleistungen
         AG, and Cybernet Internet--Beteiligungs GmbH (Incorporated by reference as Exhibit 10.2 to the Form S-1 Registration Statement filed with the Commission on September 18, 1998).


 Exhibit
 Number                                Description
 -------                               -----------
 10.3    Private Agreement for the Sale of Company Shareholdings and Increase
         of Share Capital dated December 4, 1997 by and among Cybernet Internet
         Dienstleistung ag, Mr. Robert Loro, Stefano Longano, Domenico Loro,
         Angelo Longano, Emma Pontara, Maria Teresa Francesconi and Mauro
         Longano (Incorporated by reference as Exhibit 10.3 to the Form S-1
         Registration Statement filed with the Commission on September 18,
         1998).

 10.4    Stock Purchase Agreement dated June 17, 1998 among the Company,
         Tristan Libischer, and Alexander Wiesmuller (Incorporated by reference as Exhibit 10.4 to the Form S-1 Registration Statement filed with the Commission on September 18, 1998).

 10.5    Stock Purchase Agreement, dated June 11, 1997, among the Company,
         Cybermind Interactive Europe AG, Rudolf Strobl, Roland Manger, Thomas
         Schulz, Andreas Eder, and Holger Timm (Incorporated by reference as
         Exhibit 10.5 to the Form S-1 Registration Statement filed with the
         Commission on September 18, 1998).

 10.6    Pooling and Trust Agreement dated August 18, 1997 among Cybermind
         Interactive Europe AG, Andreas Eder, Roland Manger, Thomas Schulz,
         Rudolf Strobl, Holger Timm, and Dr. Hubert Besner, as trustee
         (Incorporated by reference as Exhibit 10.6 to the Form S-1
         Registration Statement filed with the Commission on September 18,
         1998).

 10.7    Pooling and Trust Agreement dated August 1, 1998 between Stefan
         Heiligensetzer and Dr. Hubert Besner, as trustee (Incorporated by reference as Exhibit 10.7 to the Form S-1 Registration Statement filed with the Commission on September 18, 1998).

 10.7.1 Schedule of Additional Artwise Pooling Agreements, referencing agreements of Mr. Marchewicz, Mr. Strehle, Mr. Schonenberger and Mr.
         Bernecker (Incorporated by reference as Exhibits 10.7 and 10.7.1 to the Form S-1 Registration Statement filed with the Commission on September 18, 1998).

 10.8    Consulting Agreement dated December 15, 1997 between Cybernet
         Internet--Dienstleistungen AG and Eiderdown Trading Ltd. (Incorporated by reference as Exhibit 10.8 to the Form S-1 Registration Statement filed with the Commission on September 18, 1998).

 10.9    Employment Contract dated February 23, 1998 between Cybernet
         Internet--Dienstleistungen Aktiengesellschaft and Andreas Eder
         (Incorporated by reference as Exhibit 10.9 to the Form S-1
         Registration Statement filed with the Commission on September 18,
         1998).

 10.10   Employment Contract dated May 15, 1997 between Cybernet Internet--
         Dienstleistungen Aktiengesellschaft and Alessondro Giacalone
         (Incorporated by reference as Exhibit 10.10 to the Form S-1
         Registration Statement filed with the Commission on September 18,
         1998).

 10.11   Employment Contract dated April 28, 1997 between Cybernet Internet
         Dienstleistungen AG and Christian Moosmann (Incorporated by reference as Exhibit 10.11 to the Form S-1 Registration Statement filed with the commission on September 18, 1998).

 10.12   Employment Contract dated February 23, 1998 between Cybernet
         Internet--Dienstleistungen Aktiengesellschaft and Rudolf Strobl
         (Incorporated by reference as Exhibit 10.12 to the Form S-1
         Registration Statement filed with the Commission on September 18,
         1998).

 10.13 Sublease for business premises office dated February 29, 1996 between KG Bayerische Hausbau GmbH and Co. and Cybernet AG.i.G. (Incorporated by reference as Exhibit 10.13 to the Form S-1 Registration Statement filed with the Commission on September 18, 1998).

 10.14   Full Amortization leasing Agreement No. 13 00 00 for Hard- and
         Software with purchase, extension and return options between CyberNet
         Internet--Dienstleistungen AG and Miller Leasing Miete GMbH dated
         January 22, 1998 (Incorporated by reference as Exhibit 10.14 to the
         Form S-1 Registration Statement filed with the Commission on September
         18, 1998).


 Exhibit
 Number                                Description
 -------                               -----------
 10.15      Agreement on the use of Data Communication Installations of Info AG
            dated July 29, 1996 between Info AG and CyberNet Internet--
            Dienstleistungen Ag (Incorporated by reference as Exhibit 10.15 to the Form S-1 Registration Statement filed with the Commission on
            September 18, 1998).

 10.16      Ebone Internet Access Contract dated February 26, 1997 between Ebone
            Inc. and Cybernet AG (Incorporated by reference as Exhibit 10.16 to the Form S-1 Registration Statement filed with the Commission on September 18, 1998).

 10.17      Agreement, undated, between feratel International GmbH and Cybernet
            Internet--Dienstleistungen AG (Incorporated by reference as Exhibit
            10.17 to the Form S-1 Registration Statement filed with the Commission on September 18, 1998).

 10.18      Cybernet Internet Services International, Inc. 1998 Stock Incentive
            Plan (Incorporated by reference as Exhibit 10.18 to the Form S-1/A
            Registration Statement filed with the Commission on November 5,
            1998).

 10.19      Cybernet Internet Services International, Inc. 1998 Outside
            Directors' Stock Option Plan (Incorporated by reference as Exhibit
            10.19 to the Form S-1/A Registration Statement filed with the Commission on November 5, 1998).

 10.20      Agreement and Plan of Merger, dated October 9, 1998, between the
            Company, a Utah corporation, and Cybernet Internet Services
            International, Inc., a Delaware corporation (Incorporated by reference as Exhibit 2.1 to the Form S-1/A Registration Statement filed on November 5, 1998).

 10.23 Registration Rights Agreement dated August 26, 1999 by and between the Company and Morgan Stanley & Co. International Limited relating to the Company's (Euro)25,000,000 Convertible Senior Subordinated
            Pay-In-Kind Notes due 2009 (Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10,
            1999).

 10.24      Indenture dated August 26, 1999 by and between the Company and The
            Bank of New York relating to the Company's (Euro)25,000,000
            Convertible Senior Subordinated Pay-In-Kind Notes due 2009
            (Incorporated by reference to the Form S-4 Registration Statement
            No. 333-86853 filed September 10, 1999).

 10.26 Registration Rights Agreement dated August 26, 1999 by and between the Company and Morgan Stanley & Co. International Limited relating to the company's $35,000,000 13.0% Convertible Senior Subordinated
            Discount Notes due 2009 (Incorporated by reference to the Form S-4
            Registration Statement No. 333-86853 filed September 10, 1999).

 10.27 Registration Rights Agreement dated August 26, 1999 by and between the Company and Morgan Stanley & Co. International Ltd. relating to the company's $15,002,183 13.0% Convertible Senior Subordinated
            Discount Notes due 2009 (Incorporated by reference to the Form S-4
            Registration Statement No. 333-86853 filed September 10, 1999).

 10.28      Indenture dated August 26, 1999 by and between the Company and The
            Bank of New York relating to the company's $35,000,000 and $15,002,183 13.0% Convertible Senior Subordinated Discount Notes due
            2009 (Incorporated by reference to the Form S-4 Registration
            Statement No. 333-86853 filed September 10, 1999).

 10.29**    Condition Precedent Sale and Transfer of Novento Telecom AG and
            Multicall Telefonmarketing AG Stock and Sale and Assignment of
            Claims dated December 2, 1999.

 10.29.1**  Sale and Transfer of Stock of Novento Telecom AG and Multicall
            Telefonmarketing AG and Purchase and Assignment of Claims, dated
            October 1, 1999.

 10.30**    Framework Contract for the Performance of Project and Consulting
            Services, dated November 19, 1999, by and between Beam GmbH and
            Cybernet AG.

 10.30.1**  Loan and Security Agreement, dated November 10, 1999, by and between
            Rolf Strehle, Gerhard Schonenberger and Cybernet Internet -
            Dienstleistungen AG.

 10.31**    Stock Purchase Agreement, dated February 19, 1999, by and between
            Jurg Heim, Marco Samek and Cybernet Internet Services International,
            Inc.

 10.32** Cooperation Software Licensing Agreement, dated December 28, 1999, by and between Berningshausen & Neben OHG and Cybernet Internet
            Services International, Inc.

 10.33** Employment Agreement, dated as of November 1, 1999, by and between Bernd Buchholz and Cybernet Internet Services International, Inc.

 21**       Subsidiaries.

 27.1**     Financial Data Schedule


--------
 ** Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CYBERNET INTERNET SERVICES
                              INTERNATIONAL, INC.

March 30, 2000
                                    /s/  Andreas Eder
                              By: _________________________________________
                                  Chairman of the Board of Directors,
                                  President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         Signature                       Title                         Date
         ---------                       -----                         ----
   /s/  Andreas Eder
_________________________________  Chairman of the Board         March 30, 2000
     Andreas Eder                  of Directors, President
                                   and Chief Executive Officer


   /s/  Tristan Libischer
_________________________________  Director                      March 30, 2000
     Tristan Libischer


   /s/   Hubert Besner
_________________________________  Director                      March 30, 2000
         Hubert Besner


   /s/  G.W. Norman Wareham
_________________________________  Director                      March 30, 2000
     G.W. Norman Wareham

         Signature                       Title                      Date
         ---------                       -----                      ----
   /s/  Robert Fratarcangelo
_________________________________  Director and Secretary         March 30, 2000
     Robert Fratarcangelo


   /s/  Robert Eckert              Chief Financial Officer
_________________________________  and Treasurer (Principal       March 30, 2000
     Robert Eckert                 Financial and Accounting
                                   Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                               ---------
CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

  Independent Auditors' Report...............................................................................    F- 2
  Consolidated Balance Sheets December 31, 1999 and 1998.....................................................    F- 3
  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.................    F- 4
  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.................    F- 5
  Consolidated Statements of Shareholders' Equity years ended December 31, 1999, 1998 and 1997...............    F- 6
  Notes to Consolidated Financial Statements.................................................................    F- 7
  Independent Accountants' Report............................................................................    F-20
  Independent Accountants' Report............................................................................    F-21

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Cybernet Internet Services International, Inc.:

  We have audited the accompanying consolidated balance sheets of Cybernet Internet Services International, Inc. and its subsidiaries ("the Company") as of December 31, 1999, and 1998, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements and Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Cybernet Italia S.p.A., or Eclipse s.r.l., both wholly owned subsidiaries, which statements reflect total assets constituting 7% in 1999, and total revenues constituting 25% in 1999 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Cybernet Italia S.p.A. and Eclipse s.r.l. is based solely on the report of the other auditors

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Ernst & Young
Deutsche Allgemeine Treuhand AG


/s/ Geoffrey V. Hopper                            /s/ Ralf Broschulat
Geoffrey V. Hopper                                Ralf Broschulat
Certified Public Accountant                       Independent Public Accountant

Munich, Germany
March 29, 2000

                CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                          December 31,       December 31,
                                                                              1998               1999
                                                                        -----------------  -----------------
                                                                                  ( in thousands )
ASSETS
  Cash and cash equivalents..........................................            $42,876           $ 73,213
  Short-term investments.............................................                112             41,237
  Accounts receivable -- trade, net of allowance for doubtful accounts of $ 361,000 and $1,192,000 at December 31, 1998 and
   1999 respectively.................................................              3,249              9,162
   Other receivables..................................................             1,793              5,052
   Restricted investments.............................................                               10,091
   Prepaid expenses and other assets..................................               423              2,201
                                                                                 -------           --------
   Total current assets...............................................            48,453            140,956

   Property and equipment, net........................................             7,970             28,479
   Product development costs, net.....................................             5,743              3,096
   Goodwill, net......................................................             6,505             26,240
   Deferred income taxes..............................................             8,166             20,771
   Restricted investments.............................................                 -             48,158
   Other assets.......................................................             2,608             20,100
                                                                                 -------           --------

TOTAL ASSETS..........................................................           $79,445           $287,800
                                                                                 =======           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Overdrafts and short-term borrowings.............................           $   287           $    437
     Trade accounts payable...........................................             3,346             18,229
     Other accrued liabilities........................................             1,073             15,144
     Deferred purchase obligations....................................             4,483                  -
     Current portion long term debt and capital lease obligations.....               925              1,728
     Accrued personnel costs..........................................               589              2,694
                                                                                 -------           --------
          Total current liabilities...................................            10,703             38,232

     Long-term debt...................................................                67            178,372
     Capital lease obligations........................................             1,316              2,437
SHAREHOLDERS' EQUITY
  Common stock $.001 par value, 50,000,000 shares authorized,
   18,762,000 and 20,970,000 shares issued and outstanding at
   December 31, 1998 and 1999, respectively...........................                19                 21
  Preferred stock $.001 par value, 50,000,000 shares authorized,
   6,360,000 and 4,793,000 issued and outstanding at December 31,
   1998, and 1999, respectively.......................................                 6                  4
     Subscription receivable..........................................               (19)                 -
     Additional paid in capital.......................................            72,795            134,951
     Accumulated deficit..............................................            (6,436)           (57,971)
     Other comprehensive income (loss)................................               994             (8,246)
                                                                                 -------           --------
     Total shareholders' equity.......................................            67,359             68,759
                                                                                 -------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................           $79,445           $287,800
                                                                                 =======           ========

          See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For  year ended December 31
                                                                ----------------------------------------------------
                                                                      1997              1998              1999
                                                                ----------------  ----------------  ----------------
                                                                  (in thousands, except share and per share data)
Revenue
     Internet Projects........................................       $    1,598       $     5,139       $     5,663
     Network Services.........................................              716             3,495            16,635
                                                                     ----------       -----------       -----------
Total revenues................................................            2,314             8,634            22,298

Cost of revenues:
     Internet Projects........................................            1,495             4,699             5,110
     Network Services.........................................              866             4,067            17,148
     Depreciation and amortization............................              171             1,674             3,804
                                                                     ----------       -----------       -----------
Total cost of revenues........................................            2,532            10,440            26,062
                                                                     ----------       -----------       -----------
Gross margin (loss)...........................................             (218)           (1,806)           (3,764)

    General and administrative expenses.......................              482             1,576            18,844
    Sales and marketing expenses..............................            1,188             3,844            12,238
    Research and development..................................              280             2,941             4,304
    Depreciation and amortization.............................              116               880             8,322
                                                                     ----------       -----------       -----------
Total operating expenses                                                  2,066             9,241            43,708
                                                                     ----------       -----------       -----------
Operating loss................................................           (2,284)          (11,047)          (47,472)
Interest expense..............................................               39               197            18,039
Interest income...............................................                                154             4,138
Foreign currency gains(losses)................................               --                --            (4,646)
                                                                     ----------       -----------       -----------
Loss before taxes and minority interest.......................           (2,323)          (11,090)          (66,019)
Income tax benefit............................................            1,339             6,172            14,384
                                                                     ----------       -----------       -----------
Net loss before minority interest.............................             (984)           (4,918)          (51,635)
Minority interest.............................................                -               145               100
                                                                     ----------       -----------       -----------
Net loss......................................................       $     (984)      $    (4,773)      $   (51,535)
                                                                     ==========       ===========       ===========
Basic and diluted loss per share..............................           $(0.12)           $(0.30)           $(2.59)
                                                                     ==========       ===========       ===========
Number of shares used to compute earnings per share...........        8,342,297        16,012,653        19,877,290
                                                                     ==========       ===========       ===========

          See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For year ended December 31,
                                                                                -------------------------------
                                                                                  1997      1998        1999
                                                                                --------  ---------  ----------
                                                                                        (in thousands)
Cash Flows from Operating Activities:
Net loss......................................................................  $  (984)  $ (4,773)  $ (51,535)

Adjustments to reconcile net loss to net cash used by operations:
    Minority interest.........................................................        -       (145)       (100)
    Deferred tax credit.......................................................   (1,349)    (6,172)    (14,400)
    Depreciation and amortization.............................................      287      2,554      12,126
    Provision for losses on accounts receivable...............................       33        121         927
    Amortization of Bond discount.............................................        -          -       2,710

Changes in operating assets and liabilities:
    Trade accounts receivable.................................................     (475)    (1,296)     (3,563)
    Other receivables.........................................................     (136)    (1,423)     (3,622)
    Other assets..............................................................        -         (2)     (9,663)
    Prepaid expenses and other current assets.................................      (32)      (310)     (1,383)
    Trade accounts payable....................................................     (402)     1,028      12,077
    Accrued interest expense..................................................        -          -       3,792
    Other accrued expenses and liabilities....................................    1,378         17      12,576
    Accrued personnel costs...................................................      248         66       2,018
                                                                                -------   --------   ---------
         Total changes in operating assets and liabilities                          581     (1,920)     12,232
     Net cash used in operating activities....................................   (1,432)   (10,335)    (38,040)
Cash Flows from Investing Activities:
Purchase of short term investments............................................   (7,280)      (105)    (77,537)
Proceeds from sale of short term investments..................................    6,931        810      33,177
Restricted Cash...............................................................        -          -     (58,249)
Purchase of property and equipment............................................   (1,708)    (6,034)    (24,010)
Product development costs.....................................................   (2,465)    (3,866)          -
Acquisition of businesses, net of cash acquired...............................     (269)      (734)    (24,072)
Payment of deferred purchase obligations......................................        -          -      (4,085)
                                                                                -------   --------   ---------
     Net cash used in investing activities....................................   (4,791)    (9,929)   (154,776)
Cash Flows from Financing Activities:
Proceeds from issue of common stock, net......................................    8,070     57,577           -
Receipt of subscription receivable............................................        -        716          19
Proceeds from issuance of warrants............................................        -          -      51,199
Proceeds from issuance of bonds - and other borrowings........................      700      2,092     174,355
Repayment of borrowings.......................................................     (126)      (375)     (1,941)
                                                                                -------   --------   ---------
     Net cash provided by financing activities................................    8,644     60,010     223,632
                                                                                -------   --------   ---------
Translation adjustments.......................................................     (210)       891        (479)
                                                                                -------   --------   ---------
Net (decrease) increase in cash and cash equivalents..........................    2,211     40,637      30,337
Cash and cash equivalents at beginning of period..............................       28      2,239      42,876
                                                                                -------   --------   ---------
Cash and cash equivalents at end of year......................................  $ 2,239   $ 42,876   $  73,213
                                                                                =======   ========   =========
Supplemental disclosure of non-cash investing and financing activities:
Acquisitions (Note 3):
    Fair value of assets acquired.............................................  $ 2,230   $  8,800   $  35,575
    Less:
         Cash acquired........................................................      183        129         256
         Deferred purchase obligation.........................................        -      4,483           -
         Cash paid............................................................      452        864      24,328
         Stock issued.........................................................    1,051      1,677       8,560
                                                                                -------   --------   ---------
    Liabilities assumed.......................................................  $   544   $  1,647   $   2,431
                                                                                =======   ========   =========
Stock dividend................................................................        -       (392)          -
Other supplemental cash flow disclosures:
     Cash paid for interest...................................................       40        197       1,872
     Cash paid for taxes......................................................       17         11          16
     Depreciation.............................................................      192      1,059       5,877
     Amortization.............................................................       95      1,495       6,249

       See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)

                                         Common Stock    Preferred Stock                  Additional
                                        ---------------------------------   Subscription    Paid-In
                                        Shares   Amount   Shares   Amount    Receivable     Capital
                                        ------   ------  --------  -------  -------------  ---------
Balance January 1, 1996.....             5,160     $ 5    6,360      $ 6                     $  2,066
Issuance of shares in
 reverse acquisition........             9,522      10                                            232
Issuance of shares for cash.                              1,400        1           (735)        8,804
Net loss....................
Comprehensive income items..

Comprehensive loss..........
                                        ------     ---   ------      ---          -----      --------
Balance December 31, 1997...            14,682     $15    7,760      $ 7          $(735)     $ 11,102
                                        ------     ---   ------      ---          -----      --------
Conversion of preferred                  1,400       1   (1,400)      (1)
 stock......................
Stock dividend..............                22                                                    392
Issuance of shares for                     158                                                  3,726
 acquisitions...............
Issuance of shares for cash.               700       1                                         12,599
Payment of subscription                                                             716
 receivable.................
Issuance of shares for cash.             1,800       2                                         44,976
Net loss....................
Comprehensive income items..

Comprehensive loss..........
                                        ------     ---   ------      ---          -----      --------
Balance December 31, 1998...            18,762     $19    6,360      $ 6          $ (19)     $ 72,795
                                        ------     ---   ------      ---          -----      --------
Issuance of shares for                     607                                                 10,260
 acquisitions...............
Payment of subscription                                                              19
 receivable.................
Conversion of preferred                  1,567       2   (1,567)      (2)                           -
 stock
Warrants....................                                                                   51,198
Other issuances.............                34                                                    698
Net loss....................
Comprehensive income items..

Comprehensive loss..........
                                        ------     ---   ------      ---          -----      --------
Balance December 31, 1999...            20,970     $21    4,793      $ 4          $   0      $134,951
                                        ======     ===   ======      ===          =====      ========



                                                         Unrealised         Accumulated           Total
                                         Accumulated       holding          Translation
                                           Deficit      gains/(losses)       Adjustment           Equity
                                         ------------   --------------     --------------    --------------
Balance January 1, 1996.....                $   (287)                            $     -          $  1,790
Issuance of shares in                                                                                  242
 reverse acquisition........
Issuance of shares for cash.                                                                         8,070
Net loss....................                    (984)                                                 (984)
Comprehensive income items..                                                        (210)             (210)
                                                                                                   --------
Comprehensive loss..........                                                                        (1,194)
                                            --------      -------------           -------          --------
Balance December 31, 1997...                $ (1,271)             $  --          $  (210)          $  8,908
                                            --------      -------------           -------          --------
Conversion of preferred                                                                                  --
 stock......................
Stock dividend..............                    (392)                                                    --
Issuance of shares for                                                                                3,726
 acquisitions...............
Issuance of shares for cash.                                                                         12,600
Payment of subscription                                                                                 716
 receivable.................
Issuance of shares for cash.                                                                         44,978
Net loss....................                  (4,773)                                                (4,773)
Comprehensive income items..                                                       1,204              1,204
                                                                                                   --------
Comprehensive loss..........                                                                         (3,567)
                                            --------      -------------           -------          --------
Balance December 31, 1998...                $ (6,436)             $  --           $   994          $ 67,359
                                            --------      -------------           -------          --------
Issuance of shares for                                                                               10,260
 acquisitions...............
Payment of subscription                                                                                  19
 receivable.................
Conversion of preferred                                                                                   -
 stock
Warrants....................                                                                         51,198
Other issuances.............                                                                            698
Net loss....................                 (51,535)                                               (51,535)
Comprehensive income items..                                       (870)           (8,370)           (9,240)
                                                                                                   --------
Comprehensive loss..........                                                                        (60,775)
                                            --------      -------------           -------          --------
Balance December 31, 1999...                $(57,971)             $(870)          $(7,376)         $ 68,759
                                            ========   ================            =======         ========

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.  Basis of Presentation

Cybernet Internet Services International, Inc. ("Cybernet Inc") (formerly known as New Century Technologies Corporation) was incorporated under the laws of the State of Utah on September 27, 1983. Cybernet Inc changed its state of incorporation to Delaware in November 1998. Effective September 16, 1997 the Company acquired Cybernet Internet Dienstleistungen AG ("Cybernet AG"), a German stock corporation which offers a variety of Internet related telecommunication and systems integration services to corporate customers. Cybernet AG was founded in December 1995, and commenced significant operations in 1996. The acquisition has been accounted for as a reverse acquisition whereby the Cybernet Inc is considered to be the acquiree even though legally it is the acquiror.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cybernet Inc and its subsidiaries ("the Company"). All significant intercompany investments, accounts, and transactions have been eliminated.

Foreign Currency

The functional currency, for the Company and its subsidiaries is the German Deutsche Mark ("DM").

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

Revenue Recognition`

The Company offers Internet telecommunication and systems integration products and network services. Telecommunication and system integration products consist of the development of customized business solutions, installation of hardware and software and production support. Revenues from telecommunication and systems integration products are recognized upon completion of the related project and customer acceptance. Revenues from ongoing network access services are recognized when provided to customers. Ongoing network services consist of monthly user fees for network access and related services

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset, which ranges from 4 years (computer equipment and software) to 10 years (leasehold improvements and furniture and fixtures).

Product Development Costs

The Company capitalizes costs incurred related to the development of products that will be sold to customers. Costs capitalized include direct labor and related overhead and third party costs related to establishing network systems. All costs in the development process are classified as research and development and expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, which is defined as completion of a working model, such costs are capitalized until the individual products are commercially available. Amortization, which began in 1997, is calculated using the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenues for that product or (b) the straight-line method over four years. The carrying value of product development costs is regularly reviewed by the Company and a loss recognized when the net realizable value falls below the unamortized cost. In 1999 such a loss totalling DM 800,000 ($436,000) was recorded as additional amortization in the German operations as the related products are no longer being marketed by the Company. Accumulated amortization amounted to $1,017,000 and $2,734,000 at December 31, 1998 and 1999 respectively.

Sales and Marketing Costs

Marketing costs include the costs of all personnel engaged in marketing activities, the costs of advertising and public relations activities (e.g. trade shows), and other related costs. Advertising costs are expensed as incurred. Advertising expense was $227,000, $610,000 and $2,751,000 in the years ended December 31, 1997, 1998 and 1999 respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short Term Investments

In accordance with Statement of Financial Accounting Standard ("Statement") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" available- for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholder's equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The Company has classified all debt and equity securities as available-for-sale.

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

Concentration of Credit Risk

Financial statements that potentially subject the Company to concentrations of credit risks consist primarily of cash and cash equivalents, short term investments, restricted cash and trade accounts receivable. Short term investments are comprised highly liquid mutual fund investments. Credit risk on trade receivable balances is minimized by the diverse nature of the Company's customer base.

The Company is economically dependent on the entities from which it leases the telecommunication lines comprising its network. It is probable that failure of these entities to honor their lease obligations or to renew leases under economically viable conditions could have a negative near-term impact on the Company's growth and results of operations.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a period between 5 and 10 years. Accumulated amortization totaled $358,000 and $2,861,000 at December 31, 1998 and 1999, respectively. The Company assesses the recoverability of goodwill by determining whether the amortization of the related balance over its remaining life can be recovered through reasonably expected undiscounted future cash flows. Management evaluates the amortization period to determine whether later events and circumstances warrant revised estimates of the amortization period.

Stock Compensation

The Company accounts for its stock option compensation under Accounting Principles Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company presents all disclosures required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based compensation" ("Statement 123") in Note 12.

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

Effective September 16, 1997, the Company acquired 100% of the outstanding shares of Artwise GmbH ("Artwise"), for a total consideration of DM 1,710,000 ($954,000). DM 475,000 ($265,000) of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 72,620 shares of the common stock of the Company in February, 1998. The shares issued in February 1998, which were recorded as additional goodwill, were partially contingent upon the achievement of certain financial goals by Artwise for the year ended December 31, 1997. The acquisition has been accounted for using the purchase method of accounting and accordingly the accompanying financial statements reflect Artwise's results of operations from September 16, 1997. Goodwill recorded in connection with the acquisition of Artwise, of DM 1,507,000 ($841,000), is being amortized over 10 years.

Effective December 11, 1997, the Company acquired 66% of the outstanding shares of Eclipse s.r.l. ("Eclipse"), for a total consideration of DM 983,000 ($548,000). DM 335,000 ($187,000) of the purchase price was paid in cash with the remainder to be settled in exchange for the issuance of 27,000 shares of the common stock of the Company in 1999. The acquisition has been accounted for using the purchase method of accounting. Eclipse's results of operations for the period December 11, 1997 through December 31, 1997 are not included in the accompanying financial statements due to immateriality. Eclipse's results of operations from January 1, 1998 are reflected in the accompanying financial statements. Goodwill recorded in connection with the acquisition of Eclipse, of DM 896,000 ($507,000), is being amortized over 10 years.

Effective August 15, 1998, the Company acquired 100% of the outstanding shares of Open:Net Internet Solutions GmbH ("Open:Net") for a total consideration of DM 4,251,000 ($2,540,000). DM 1,445,000 ($864,000) of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 58,825 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Open:Net's results of operations from August 15, 1998. Goodwill recorded in connection with the acquisition of Open:Net, of DM 3,520,000 ($2,298,000) was being amortized over 10 years. After a reassessment by management, with effect from January 1, 1999 the remaining goodwill is being amortized over four years

Effective December 28, 1998, the Company acquired 100% of the outstanding shares of Vianet Internet Dienstleistungen AG ("Vianet") for a cash payment of DM 7,500,000 ($4,483,000) and 300,000 shares of the common stock of the Company which were to be issued to the selling shareholders of Vianet in increments of 60,000 shares over five years contingent on the continued employment of the individuals. In 1999, 30,000 shares were released in accordance with the terms of the agreement and an additional 75,000 were released in connection with the termination of one if the original shareholders, who lost his right to the balance of the 150,000 due under the original agreement. The value of the remaining 120,000 shares will be added to the cost of acquiring the Vianet when the shares are issued to the selling shareholders. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Vianet's results of operations from January 1,1999. Goodwill recorded in connection with the acquisition of Vianet, amounting to DM 6,419,000 ($3,838,000), is being amortized over 10 years.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1998 assume the acquisitions described above occurred as of January 1, 1997:


                                                             Year ended 31 December
                                                             ----------------------
                                                                1997        1998
                                                             ---------    ---------
                                                         (in thousand except per share data)
Revenue.............................................          $ 7,468      $12,590
Net loss............................................           (2,066)      (6,068)
Basic and diluted loss per share....................          $ (0.21)     $ (0.38)


Effective April 13, 1999, the Company acquired 51% of the outstanding shares of Sunweb Internet Services SIS AG (,,Sunweb") for a total consideration of DM 3,103,000 ($1,639,000). DM 1,807,000 ($954,000) of the purchase price was paid in cash (in Swiss Francs) with the remainder settled in exchange for the issuance of 25,680 shares of the common stock of the Company.

The Stock Purchase Agreement also contains provisions for put and call options for the sellers and buyers, respectively, for the remaining 49% of the outstanding stock of Sunweb. The purchase price per the agreement for the remaining 49% of the shares is based on a multiple of Sunweb's net profit or loss before taxes. The put and call options expire on December 31, 2001. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Sunweb's results of operations from April 13, 1999. Goodwill recorded in connection with the acquisition of Sunweb, amounting to DM 2,678,000 ($1,414000), is being amortized over 10 years.

Effective June 30, 1999, the Company acquired 100% of the outstanding shares of Cybernet Italia S.p.A.(formerly Flashnet S.p.A.) for a total consideration of DM52,816,000 ($27,890,000). DM41,464,000 ($21,896,000) of the purchase price was paid in cash (in Italian Lire) with the remainder settled in exchange for the issuance of 301,290 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Cybernet Italia's results from June 30, 1999. Goodwill recorded in connection with the acquisition of Cybernet Italia, amounting to DM 32,136,000 ($16,970,000), is being amortized over 10 years. The allocation of the excess purchase price over net assets acquired is preliminary and is expected to be finalized by June 30, 2000,

Effective October 28 1999, the Company acquired of 51% of the outstanding shares of Novento Telecom AG ("Novento") and 51% of Multicall Telefonmarketing AG ("Multicall") for a consideration of DM 3,178,000 ($ 2,373,000). DM 2,002,000
($1,092,000) of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 39,412 shares of the common stock of the Company. The Company has an option to acquire the remaining 49% of the shares of both companies. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Novento and Multicall's results from October 28, 1999. Goodwill recorded in connection with the acquisition of Novento, amounting to DM 1,913,000 ($1,043,000) is being amortized over 10 years.

Effective October 29, 1999 the Company acquired the remaining 34% of the outstanding shares of Eclipse, in which the Company already owned 66% of the outstanding shares, for a total consideration of DM 4,320,000 ($2,356,000). DM 707,000 ($386,000) of the purchase price was paid in cash with the remainder settled by way of the depositing of 136,402 shares of the common stock of the Company in a pooling trust from which the shares will be released to the sellers. Goodwill recorded in connection with the acquisition of the remaining shares in Eclipse, amounting to DM 3,718,000 ($2,359,000), is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding at the end of 1997, as detailed above.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1999 assume the acquisitions of Open:Net, Vianet, Sunweb, Cybernet Italia, Novento and Multicall had occurred as of January 1, 1998.

                                                                 Year ended 31 December
                                                        ---------------------------------------
                                                              1998                   1999
                                                        ----------------       ----------------
                                                          (in thousand except per share data)
Revenue                                                     $ 17,764                $ 30,281
Net loss                                                     (12,875)                (54,669)
Basic and diluted loss per share                            $  (0.77)               $  (2.75)

4.      Short Term and Restricted Investments

Under the terms of Units issued on July 1, 1999 (refer note 9 below) amounts equivalent to the first six scheduled interest payments were invested in US government securities and restricted in their use to the payment of such interest when falling due. These have been classified as Restricted Investments.

Short-term and restricted investments are summarized as follows:

                                                           Cost      Unrealized      Unrealized     Market
                                                                      holding          holding       value
                                                                       gains           losses

Short term investments                                                     (in thousands)
         December 31, 1999
         Italian Government Treasury bonds............      $ 2,643            $-          $  -     $ 2,643
         Activest Euro Geldmarkt Plus, WKN 975247.....        7,446             4             -       7,450
         3.50% Allg. Hypo-Bank Pfandbriefe S. 482,
         due 1.13.2000, WKN 202782....................       30,210             -            72      30,138
         HypoVereinsbank FLR-MTN, due 12.6.2009.......        1,002             4             -       1,006
                                                            -------  ------------          ----     -------
                                                            $41,301            $8          $ 72     $41,237
                                                            =======  ============          ====     =======
         December 31, 1998
         BHF Bank Accugeld Fund.......................      $   112             -             -     $   112
                                                            -------  ------------          ----     -------
                                                            $   112            $-          $  -     $   112
                                                            =======  ============          ====     =======
Restricted Investments
         December 31, 1999
         7.75% US Treasury Notes due January1, 2000...        8,612             -           102     $ 8,510
         5.875% US Treasury Notes due July 1, 2000....        9,105             -            53       9,052
         5.5% US Treasury Notes due January1, 2001....        9,333             -            81       9,252
         6.625% US Treasury Notes due July 1, 2001....        9,780             -           164       9,616
         6.125%US Treasury Notes due January1, 2002...       10,036             -           182       9,854
         6.25% US Treasury Notes due July 1, 2002.....       10,396             -           220      10,176
                                                            -------  ------------          ----     -------
                                                            $57,262            $-          $802     $56,460
                                                            =======  ============          ====     =======

In addition at December 31, 1999 there was interest due on the restricted investments totaling $1,789,000 which is also restricted for the payment of interest and as such has been classified as restricted investments in the balance sheet.

The net unrealized holding gains and losses are recorded as a separate component of shareholder's equity.

Proceeds from the sale of available for sale securities in 1997, 1998 and 1999 were $6,931,000, $810,000 and $33,177,000, respectively. The Company did not recognize any gains on the sales of short term investments in 1997, 1998 or 1999.

5.    Property and Equipment

Net property and equipment consist of the following:

                                                                 December 31
                                                    ----------------------------------------
                                                            1998                 1999
                                                    ------------------    ------------------
                                                              ( in thousands)
Computer equipment and software.................          $ 7,274               $23,281
Leasehold improvements..........................              426                 2,755
Furniture and fixtures..........................            1,980                 8,633
                                                          -------               -------
                                                            9,680                34,669
Less accumulated depreciation and amortization..           (1,710)               (6,190)
                                                          -------               -------
Total Net Property and Equipment................          $ 7,970               $28,479
                                                          =======               =======

6.    Leases

The Company leases facilities and equipment under long-term operating leases, and has long term data and voice communication agreements. Future minimum payments under non-cancelable operating leasing with initial terms of one year or more are as follows:

Year ending December 31                                                  (in thousands)
     2000.............................................................        $ 7,413
     2001.............................................................          3,254
     2002.............................................................          2,484
     2003.............................................................          2,052
     2004.............................................................            510
   Thereafter.........................................................            232
                                                                              -------
                                                                              $15,945
                                                                              =======

The Company's rental expense under operating leases in the years ended December 31, 1997, 1998 and 1999 totaled approximately $177,000, $1,069,000 and
$7,375,000 respectively.

The Company has financed the acquisition of certain computer equipment through capital lease agreements with interest rates ranging from 5% to 8%. At December 31, 1998 and 1999, the gross value of assets under capital leases was $2,580,000 and $6,885,000 and related accumulated depreciation was $610,000 and $ 2,188,000, respectively. Future minimum lease payments in connection with these leases are as follows:

Year ending December 31                                                 ( in thousands)
     2000............................................................            $1,993
     2001............................................................             1,280
     2002............................................................               600
     2003............................................................               513
     2004............................................................               314
     Thereafter                                                                       -
                                                                                 ------
                                                                                  4,700
Less: Interest Portion...............................................              (535)
                                                                                 ------
                                                                                 $4,165
                                                                                 ======

7.  Other assets

Other non current assets consists principally of expenses incurred in connection with the bonds issued during 1999 and amounts allocated to customer base and management contracts in connection with business acquisitions. Bond issuance costs of DM 13,816,000 ($ 7,096,000) are being amortized to interest expense over the period of the borrowings. The unamortized balance at December 31, 1999 was DM 13,929,000 ($ 7,154,000). Amounts allocated to customer base and management contracts are being amortized on a straight line basis over their useful lives - between three and five years. The unamortized balance of these assets at December 31, 1999 was DM 20,746,000 ($10,656,000)

8.  Overdrafts and Short-Term Borrowings

Overdrafts represent temporary overdrafts of bank balances. The overdrafts are not subject to formal agreements with the banks and generally are not subject to interest.

As of December 31, 1999, the Company had established short-term unsecured overdraft facilities under which the Company and its subsidiaries could borrow up to DM 1,637,000 ($840,000). The facilities are denominated in Italian Lire as to DM 1,495,000 and in Austrian Schilling as to DM 142,000. The interest rate fluctuates based on current lending rates and was 9.75 %and 5,25 % at December 31, 1998 and 1999, respectively. As of December 31, 1999, DM 124,000 ($63,000)
of the overdraft facility was used and DM1,513,000 ($776,000) was available.

As of December 31, 1999, Multicall had a loan payable to a minority shareholder of DM 728,000 ($374,000).

9.      Long term debt

The Company's debt consisted of the following:

                                                                                                      December 31
                                                                                              ----------------------------
                                                                                                  1998           1999
                                                                                              -------------  -------------
                                                                                                     (in thousands)
Notes payable, 3.75% interest, due in quarterly installments of principal and interest            $  42        $      -
 through January 2005....................................................................
Notes payable, 6.2% interest, due in monthly installments of principal and interest                   5               -
 through June 1999.......................................................................
Notes payable, 6.6% interest, due in monthly installments of principal and interest                  39               -
 through December 2002...................................................................
14% Senior Dollar Notes payable, due 2009................................................             -          99,593
13% Convertible Senior Euro Subordinated Payment-in-kind Notes, due 2009.................             -          26,339
13% Convertible Senior Dollar Subordinated Discount Notes, due 2009 - Offering 1.........             -          36,706
13% Convertible Senior Dollar Subordinated Discount Notes, due 2009 - Offering 2.........             -          15,734
                                                                                                  -----        --------
                                                                                                     86         178,372
Less current portion.....................................................................           (19)              -
                                                                                                  -----        --------
Long-term portion........................................................................         $  67        $178,372
                                                                                                  =====        ========

Notes payable outstanding at December 31, 1998 were paid with the proceeds of the debt issued in 1999.

On July 1, 1999, the Company issued 150,000 Units, each unit consisting of $1,000 principal amount of 14.0% Senior Dollar Notes due 2009 ("Notes") and one Warrant ("Warrant") to purchase 30.2311 ordinary shares of Cybernet Internet Services International, Inc. Interest on the Notes is payable on July 1 and January 1 of each year, beginning January 1, 2000. The Notes will mature on July 1, 2009. The Notes and the Warrants became transferable on September 10, 1999. The Warrants can be exercised at an exercise price of $22.278 per ordinary share of Cybernet Internet Services International, Inc, and are exercisable from January 1, 2000 to July 1, 2009.

The net proceeds of the unit offering were approximately $146 million. $57,466,000 thereof was invested in U.S. government securities which are restricted in use of the payment in full of the first six scheduled interest payments. $51,199,000 of the net proceeds were allocated to the Warrants based on a fair value allocation of the proceeds between the Notes and the Warrants and have been recorded in additional paid in capital. The resultant discount on the Notes is being accreted over the term of Notes using the straight line method.

The Units contain covenants applicable to the Company, including limitations and requirements to indebtedness, restricted payments, dividends and other payments, the issuance and sale of capital stock, transactions with stockholders and affiliates, liens, asset sales, issuance of guarantees of indebtedness, sale-leaseback transactions, consolidations and mergers, and provision of financial statements and reports.

On August 26, 1999 the Company completed private offerings of $50,002,183 in aggregate initial accreted value of 13.0% Convertible Senior Subordinated Discount Notes due 2009 (in two separate offerings) ("Discount Notes") and Euro 25 million aggregate principal amount of 13.0% Convertible Senior Subordinated Pay-In-Kind Notes due 2009 ("Payment-in-kind Notes"). The Discount Notes do not accrue cash interest prior to August 15, 2004 and the first semi-annual payment of cash interest is payable on February 15, 2004. The Payment-in-Kind Notes require payment of interest semi-annually in the form of secondary notes issued under the pay-in-kind feature starting on February 15, 2000 and continuing through August 15, 2004, and in the form of cash starting on February 15, 2005 and continuing to maturity on August 15, 2004. The Discount Notes are convertible at any time after August 26, 2000 and prior to maturity at the rate of one share of common stock for each $25.00 of accreted value of the Discount Notes being converted. The Payment-in-Kind Notes are convertible at any time after August 26, 1999 and prior to maturity at the rate of one share of common stock for each Euro 25 in principal amount of the notes being converted. After payment of discounts and commissions, the net proceeds of these offerings were approximately $72 million.

The covenants associated with the Discount Notes are in most material aspects the same as those associated with Units, discussed above.

10.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

 . Cash and equivalents, restricted cash, trade receivables, short term investments, trade payables and accrued expenses - the carrying amounts approximate fair value because of the short-term maturity of these instruments.

 . Long-term debt - the fair value of the Company's 14% Senior Dollar Notes payable, due 2009 is estimated based on quoted market values. The fair value of, the 13% Convertible Senior Subordinated Discount Notes, and 13% Convertible Senior Subordinated Pay-In-Kind Notes was also estimated on quoted market values. The following table presents the carrying values and fair values of the Company's long erm bonds at December 31, 1999

Bond                                                                                                Carrying       Fair
                                                                                                     value         value
                                                                                                  -----------    ----------
                                                                                                        (in thousands)
14% Senior Dollar Notes payable, due 2009.....................................................      $99,593      $141,000
13% Convertible Senior Euro Subordinated Payment-in-kind Notes, due 2009......................       26,339        24,232
13% Convertible Senior Dollar Subordinated Discount Notes, due 2009 - Offering 1..............       36,706        33,770
13% Convertible Senior Dollar Subordinated Discount Notes, due 2009 - Offering 2..............       15,734        14,475

 . Capital lease and other long-term debt obligations - the fair value was estimated using discounted cash flow analyses based on the Company's incremental borrowing rates for similar type borrowings.

11.  Stockholders' Equity

Common Stock

The Company is authorized to issue 50,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Common Stock is not redeemable and has no conversion or preemptive rights.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of Preferred Stock with relative rights, preferences and limitations determined at the time of issuance. As of December 31, 1999, the Company has issued and outstanding Series A and B Preferred Stock. All of the Company's previously issued Series C Preferred Stock was converted to Common Stock in 1998.

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

A holder of Series A Preferred Stock may convert each share held into one share of the Common Stock of the Company; provided, however, that (1) no conversion may occur prior to January 1, 1999; (2) no more than 25% of the Series A Preferred Shares held by the holder may be converted prior to January 1, 2000;
(3) no more than an additional 25% of the Series A Preferred Shares held by the holder may be converted prior to January 1, 2001; (4) the remainder of the Series A Preferred Shares held by the holder may be converted commencing January 1, 2001; and (5) any conversion may not be for less than all of the Series A Preferred Shares held by the converting shareholder eligible for conversion at the time of the notice.

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

In July 1999, holders of 276,560 shares of Series A Preferred Stock converted their shares into 276,560 shares of the Company's Common Stock.

Series B Preferred Stock

The holders of the Series B Preferred Stock are entitled to receive dividends at a rate equal to $0.01 per share per annum before any dividends are paid or set apart for payment upon any other series of Preferred Stock of the Company other than the Series C Preferred Stock or on the Common Stock of the Company. Commencing with the fiscal year beginning on January 1, 1998, the dividend on the Series B Preferred Stock will be paid for each fiscal year within five months of the end of each fiscal year, subject to the availability of surplus or net profits therefor. The dividends on the Series B Preferred Stock are not cumulative. The holders of the Series B Preferred Stock are entitled to one vote per share.

  The shares of Series B Preferred Stock may be redeemed by the Company at any time after January 1, 2000, at a redemption price of one share of the Common Stock of the Company for each share of Series B Preferred Stock plus any unpaid dividends earned thereon through the date of redemption; provided that all and not less than all of the shares of Series B Preferred Stock are so redeemed.

A holder of Series B Preferred Stock may convert each share held into one share of the Common Stock of the Company provided, however, that (1) no conversion may occur prior to January 1, 1999; (2) no more than 25% of the Series B Preferred Shares held by the holder may be converted prior to January 1, 2000; (3) no more than an additional 25% of the Series B Preferred Shares held by the holder may be converted prior to January 1, 2001; (4) the remainder of the Series B Preferred Shares held by the holder may be converted commencing January 1, 2001; and (5) any conversion may not be for less than all of the Series B Preferred Shares held by the converting shareholder eligible for conversion at the time of the notice.

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

In July 1999, holders of 1,209,000 shares of Series B Preferred Stock converted their shares into 1,290,000 shares of the Company's Common Stock.

Series C Preferred Stock

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

12.  Stock Option Plan

Stock Incentive Plan

In 1998, the Company adopted a stock incentive plan (,,Stock Incentive Plan") which provides for the grant of stock options to purchase shares of the Company's common stock to key employees who make a significant contribution to the success of the Company and members of the Board of Directors. The Company has elected to follow APB 25 and the related interpretations in accounting for its employee stock options. Under APB 25, as long as the exercise price of the Company's employee stock options equals the market price of the underlying stock at date of grant, no compensation expense is recorded.

The Company has reserved 5,000,000 shares of common stock for issuances under the Stock Incentive Plan. The following table presents the changes in the stock options during the year.

                                                                     Option Exercise       Weighted Average
                                                Stock Options        Price per Share        Exercise Price
                                             --------------------  --------------------  --------------------
Outstanding at January 1, 1998                             --                      --                  --
Granted                                               685,000         $31.96 - $32.04              $32.01
Exercised                                                  --                      --                  --
Forfeited                                                  --                      --                  --
Outstanding at December 31, 1998                      685,000         $31.96 - $32.04              $32.01
Granted                                             1,846,625         $ 9.02 - $45.07              $12.68
Exercised                                                  --                      --                  --
Forfeited                                             337,610         $ 9.02 - $45.07              $30.64
Outstanding at December 31, 1999                    2,194,015         $ 9.02 - $45.07              $16.10

As of December 31, 1999 the Company had 198,757 options outstanding that were fully vested. Options vest over a period of three years from the date of grant.

Statement 123 requires the presentation of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of the options granted in 1998 and 1999 were as follows.

                                                   1998 Grants            1999 Grants
                                              ---------------------  ---------------------
Risk free interest rate.....................              4.5%                   5.5%
Stock price volatility factor...............              0.8                    0.8
Expected life of options....................          5 years                5 years
Dividend yield..............................              0.0%                   0.0%

The fair market value of the options using the Black-Scholes pricing model granted in the years ended December 31, 1998 and 1999 was $13,320,000 and $15,427,789, respectively. Had the Company determined compensation expense for this plan in accordance with the provisions of Statement 123, the fair value of the options would have been amortized over the option vesting periods. Under this method, the Company's net loss and loss per share for the years ended December 31, 1998 and 1999 would have been as follows:

                                                       Year ended December 31,
                                              ------------------------------------------
                                                      1998                  1999
                                              --------------------  --------------------
Proforma net loss- thousand.................           $4,996               $56,944
Proforma net loss per share - basic and
 diluted....................................           $ 0.31               $  2.87

13.  Provision for Income Taxes

In March 1999 the German government passed new tax legislation which reduced the corporate income tax rate from 45% to 40%. Accordingly, the Company's deferred tax assets and liabilities related to Germany were re-measured using 40% in the first quarter of 1999.

The Company's principal operations are currently located in Germany. Pretax loss for the years ended December 31, 1997, 1998 and 1999 were taxable in the following jurisdictions:

                                                                 Year ended December 31,
                                                 -------------------------------------------------------
                                                         1997                1998              1999
                                                 --------------------  -----------------  --------------
                                                                       ( in thousands)
Germany........................................          $(2,303)          $(10,481)         $(58,081)
Others.........................................              (20)              (609)           (7,938)
                                                         -------           --------          --------
                                                         $(2,323)          $(11,090)         $(66,019)
                                                         =======           ========          ========

  The components of the provision for income taxes, substantially all of which relates to Germany, are as follows:

                                                                 Year ended December 31,
                                                   ----------------------------------------------------
                                                         1997               1998              1999
                                                   -----------------  -----------------  --------------
                                                                      ( in thousands)
Current..........................................            10                  -                16
Deferred.........................................        (1,349)            (6,172)          (14,400)
                                                        -------            -------          --------
Income tax benefit...............................       $(1,339)           $(6,172)         $(14,384)
                                                        =======            =======          ========

The Company has net deferred tax assets as of December 31,1998 and 1999 as follows:

                                                                            December 31,
                                                                   ------------------------------
                                                                        1998            1999
                                                                   ---------------  -------------
Deferred tax assets                                                       ( in thousands)
     Net operating losses........................................       $11,695         $ 34,198
     Other.......................................................                            856
                                                                        -------         --------
                                                                         11,695           35,054
     Valuation allowance.........................................             -          (12,250)
                                                                        -------         --------
                                                                        $11,695         $ 22,804
                                                                        =======         ========

Deferred tax liabilities
     Product development costs...................................         3,316            1,863
     Depreciation and amortization...............................           212              169
     Other.......................................................             1                1
                                                                        -------         --------
                                                                          3,529            2,033
                                                                        -------         --------
Net deferred tax assets..........................................       $ 8,166         $ 20,771
                                                                        =======         ========

As of December 31, 1999, the Company and its subsidiaries had available combined cumulative tax loss carry forwards of approximately $67.9 million substantially all of these loss carry forwards have an indefinite life. Management believes that the remaining deferred tax assets of the $20.7 million is more likely than not to be realised through future taxable income. However, if the Company is unable to generate sufficient taxable income in the future through operating results a valuation allowance will be required to be established through a charge to income.

The Company has recorded a valuation allowance to reflect the estimated amount of net operating loss carry-forward which may not be realized.

A reconciliation of income taxes determined using the United States statutory federal income tax rate of 35% to actual income taxes provided is as follows:


                                                                                 Year ended December 31
                                                                  -----------------------------------------------------
                                                                        1997              1998               1999
                                                                                       (in thousands)
Income tax benefit at statutory rate............................       $  (813)           $(3,881)         $(23,107)
Higher foreign tax rates........................................          (530)            (2,529)           (9,161)
Valuation allowance.............................................             -                  -            12,960
Goodwill and other intangibles..................................             -                133             4,287
Statutory rate change...........................................             -                  -               550
Other...........................................................             4                105                87
                                                                       -------            -------          --------
Income tax benefit..............................................       $(1,339)           $(6,172)         $(14,384)
                                                                       =======            =======          ========

14.    Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                               December 31,
                                                                     ---------------------------------
                                                                           1998             1999
                                                                     ----------------  ---------------
                                                                   (in thousands, except per share data)
Numerator:
     Net loss-numerator for basic and diluted loss per..........          $(4,773)        $(51,535)
Denominator:
     Denominator for basic and diluted loss per share --
     weighted average shares outstanding.......................            16,013           19,877
Basic and diluted loss per share................................          $  (.30)        $  (2.59)

The denominator for diluted earnings per share excludes the convertible preferred stock and stock options because the inclusion of these items would have an anti-dilutive effect.

15.  Related Party Transaction

The Company paid DM 170,000 ($97,000), DM 173,000 ($98,000) and DM 479,000
($261,000) to a law firm for legal services where one of the members of the board of directors is a partner in the years ended December 31, 1997 ,1998 and 1999, respectively.

In December 1998, the Company paid $2,916,000 in underwriting fees in connection with the public sale of equity, to an investment bank in which one of the Company's principal shareholders and a former member of the Company's Board of Directors is a significant shareholder.

At December 31, 1999, Multicall owed DM 728,000 ($374,000) to its minority shareholder.

In the year ended December 31, 1999, Sunweb purchased goods and services totaling CHF 2,346,000 ($1,251,000) from a company owned by a relative of one of its shareholders.

16.  Segment information

The Company evaluates performance, and allocates resources, based on the operating profit of its subsidiaries. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies in Note 2.

The Company operates in one line of business, which is providing international Internet backbone and access services and network business solutions for corporate customers. The Company's reportable segments are divided by country since each country's operations are managed and evaluated separately.

Information concerning the Company's geographic locations is summarized as follows:

                                                                        Year ended December 31,
                                                            -----------------------------------------------
                                                                1997            1998             1999
                                                            ------------  ----------------  ---------------
                                                                            (in thousands)
Revenues:
     Germany..............................................      $ 2,314          $  7,693         $ 12,080
     US...................................................           --                --                -
      Italy...............................................           --               941            5,499
     Other................................................           --                --            4,719
                                                                -------          --------         --------
     Total................................................      $ 2,314          $  8,634         $ 22,298
                                                                =======          ========         ========
Depreciation and Amortization:
     Germany..............................................      $   287          $  2,377         $  5,161
     US...................................................           --               109            5,800
      Italy...............................................           --                68              646
     Other................................................           --                --              519
                                                                -------          --------         --------
     Total................................................      $   287          $  2,554         $ 12,126
                                                                =======          ========         ========
Interest Expense:
     Germany..............................................      $    40          $    180         $    114
     US...................................................           --                 3           17,719
      Italy...............................................           --                14              185
     Other................................................           --                --               21
                                                                -------          --------         --------
     Total................................................      $    40          $    197         $ 18,039
                                                                =======          ========         ========
Interest Income:
     Germany..............................................      $     -          $     30         $     26
     US...................................................           --               124            4,110
     Italy................................................           --                --                -
     Other................................................           --                --                2
                                                                -------          --------         --------
     Total................................................      $     -          $    154         $  4,138
                                                                =======          ========         ========
Loss before Taxes:
     Germany..............................................      $(2,323)         $(10,481)        $(33,537)
     US...................................................           --              (175)         (24,544)
      Italy...............................................           --              (434)          (5,094)
     Other................................................           --                --           (2,844)
                                                                -------          --------         --------
     Total................................................      $(2,323)         $(11,090)        $(66,019)
                                                                =======          ========         ========
Income tax benefit:
     Germany..............................................      $ 1,339          $  6,172         $ 14,586
     US...................................................           --                --              (28)
      Italy...............................................           --                --             (170)
     Other................................................           --                --               (4)
                                                                -------          --------         --------
     Total................................................      $ 1,339          $  6,172         $ 14,384
                                                                =======          ========         ========

Total Assets:
     Germany..............................................      $12,343          $ 28,687         $ 59,149
     US...................................................                         47,689          207,339
      Italy...............................................                          1,512           15,561
     Other................................................          274             1,557            5,751
                                                                -------          --------         --------
     Total................................................      $12,617          $ 79,445         $287,800
                                                                =======          ========         ========

The Company's property, plant and equipment by geographic location and capital expenditures by geographic area are as follows:

                                                                                   December 31,
                                                                            ----------------------------
                                                                               1998              1999
                                                                            ------------     -----------
Property, plant and equipment                                                      (in thousands)
     Germany..............................................                        $6,335         $18,918
     US...................................................                            --              --
     Italy................................................                           936           6,263
     Other................................................                           699           3,298
                                                                                  ------         -------
     Total................................................                        $7,970          28,479
                                                                                  ======         =======


                                                                              December 31,
                                                                             ---------------
Capital Expenditures:                                                           1998            1999
                                                                             -----------     -----------
                                                                                    (in thousands)
     Germany..............................................                     $5,097           $16,761
     US...................................................                         --                --
     Italy................................................                        937             4,015
     Other................................................                          -             3,234
                                                                               ------           -------
     Total................................................                     $6,034           $24,010
                                                                               ======           =======


17.  Recent pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133, as amended, is effective for fiscal year beginning after June 15, 2000 and cannot be applied retroactively. The Company does not expect the impact of this new statement on the Company's consolidated balance sheets or results of operations to be material.

18.  Subsequent events

Effective January 1, 2000 the Company acquired the remaining 49% interest in Novento for total consideration of DM 8,609,000 ($4,422,000).

On January 1, 2000 the Company invested DM 2,000,000 ($1,027,000) in a EDI software development company based in Gottingen, Germany. In exchange the Company has the option to acquire 51% of the company based on its revenue and profitability for 2000, and exclusive right to market its product line.

In February 2000, the Company entered into a stock purchase agreement providing for the purchase of 100% of the outstanding stock of Cybernet S.a.g.l., an Internet Business-to-Business provider located in Lugano, Switzerland, for a consideration of DM 592,000 ($304,000) and 12,000 shares of common stock of the Company.

___________________________________________________________________________________________________________________
Schedule II

$ thousand                                      Balance at        Charged to costs    Recoveries   Balance at end of
                                               beginning of         and expenses                         period
                                                  period
For the year ended December 31, 1997
-   Allowance for doubtful debt                        15                    18              -                 33
For the year ended December 31, 1998
-   Allowance for doubtful debt                        33                   328              -                361
For the year ended December 31, 1999
-  Allowance for doubtful debt                        361                   831              -              1,192
-  Deferred tax asset valuation allowance               -                12,250              -             12,250

 Independent Accountants' Reports on Cybernet Italia S.p.A. and Eclipse S.p.A.

Presented below are the Independent Accountants' Reports on Cybernet Italia S.p.A. and Eclipse S.p.A.. These audit reports and the related audited financial statements were relied on by Ernst & Young in the performance of their audit of the consolidated financial statements of the Company. Their audit report is contained on page F-2. The audited financial statements of Cybernet Italia S.p.A. and Eclipse S.p.A. referred to in these audit reports have not been included in this document.




                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


The Board of Directors
Cybernet Italia S.p.A.
Via C. Veneziani, 48
Roma, Italy

     We have audited the accompanying balance sheet of Cybernet Italia S.p.A. as of December 31, 1999, and the related statements of loss, stockholders' equity (deficit), and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cybernet Italia S.p.A. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     Cybernet Italia S.p.A. is a wholly-owned subsidiary of Cybernet Internet Services International, Inc. ("Cybernet"). As shown in the accompanying financial statements, the Company has incurred a net loss of ITL 5,944 millions for the six months ended December 31, 1999, and has incurred substantial net losses for the past two years. At December 31, 1999, current liabilities exceeded current assets by ITL 7,102 millions and total liabilities substantially equalled total assets. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's success of its future operations and the continuing financial support of Cybernet. As discussed in Note 2.b, Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. It is not possible, however, to predict at this time the success of management efforts.
Accordingly, the Company has received firm commitments from Cybernet that Cybernet will continue to meet the Company's financial requirements in the event this is necessary.

March 29, 2000

/s/ Grant Thornton S.p.A.
Grant Thornton S.p.A.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


The Board of Directors
Eclipse S.p.A.
Vicolo S. Maria, 30
Rovereto, Italy


     We have audited the accompanying balance sheet of Eclipse S.p.A. as of December 31, 1999, and the related statement of loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eclipse S.p.A. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     Eclipse S.p.A. is a wholly-owned subsidiary of Cybernet Internet Services International, Inc. ("Cybernet"). As shown in the accompanying financial statements, the Company has incurred a net loss of ITL 3,814 millions. At December 31, 1999, current liabilities exceed current assets by ITL 1,288 millions and total liabilities substantially equalled total assets. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's success of its future operations and the continuing financial support of Cybernet. As discussed in Note 2.b, Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. It is not possible, however, to predict at this time the success of management efforts. Accordingly, the Company has received firm commitments from Cybernet that Cybernet will continue to meet the Company's financial requirements in the event this is necessary.

March 29, 2000

/s/ Grant Thornton S.p.A.
Grant Thornton S.p.A.