Form 10-K405/A
period 1999-12-31
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2000-05-01
CIK 1070658

-------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                  FORM 10-K/A
                                Amendment No. 1

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

Item 9. Changes in, and Disagreements with, Accountants on Accounting and Financial Disclosure

     None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant


  The following table sets forth the names, ages and positions of our executive officers and directors:

        Name                  Age                    Position
        ----                  ---                    --------
Andreas Eder.................  39 Co-founder, Chairman of the Board of
                                  Directors, President, Chief Executive
                                  Officer, and Head of the Management Board of
                                  Cybernet AG
Robert Eckert................  38 Chief Financial Officer and Treasurer
Bernd Buchholz...............  46 Executive Vice President for Sales and
                                  Marketing
Dr. Hubert Besner............  36 Director and Member of the Management Board
                                  of Cybernet AG
Robert Fratarcangelo.........  61 Director and Secretary
G.W. Norman Wareham..........  46 Director
Tristan Libischer............  30 Director, Co-Founder of Vianet and Member of
                                  the Management Board of Vianet
Jurg Heim....................  35 Co-Founder of Sunweb, Chief Executive Officer
                                  of Subweb and Member of the Management Board
                                  of Sunweb
Marco Samek..................  27 Co-Founder of Sunweb, Chief Operational
                                  Officer of Sunweb and Member of the
                                  Management Board of Sunweb
Roberto Loro.................  33 Co-Founder of Eclipse, Director of Marketing
                                  Division of Eclipse and Member of the
                                  Management Board of Eclipse
Stefano Longano..............  37 Co-Founder of Eclipse and Member of the
                                  Management Board of Eclipse
Patrizia Loro................  31 Manager of Eclipse and Member of the
                                  Management Board of Eclipse

Andreas Eder

  Mr. Eder, a co-founder of Cybernet AG, has been Chairman, President, Chief Executive Officer and Head of the Management Board of Cybernet AG since its formation in December 1995 and has been Chairman of our Board of Directors, President and Chief Executive Officer since we acquired Cybernet AG in 1997. Before founding Cybernet AG, Mr. Eder held management positions with The Boston Consulting Group from April 1991 to October 1995 and Siemens-Nixdorf Information Systems from April 1986 to March 1991. Mr. Eder holds a Master Degree in Business Administration from the University of Munich.

Robert Eckert

  Mr. Eckert joined the Company as Chief Financial Officer and Treasurer in May 1999. From September 1998 to May 1999, Mr. Eckert was the Chief Financial Officer of NetSource ASA, a pan-European reseller of telecommunications services. From July 1997 to August 1998, Mr. Eckert was the Director of International Business Development and from 1995 to July 1997, he was the Finance Director at Swisscom International. From 1987 to 1994, Mr. Eckert was with the General Electric Company (USA) where he held several finance positions in various countries and business groups. He holds a BA in International Business and Marketing from Northeastern University in the USA and an MBA from INSEAD in France.


Dr. Hubert Besner

  Dr. Besner is one of our Directors and a member of the Management Board of Cybernet AG and has served in these capacities since February 1996. From April 1994 to the present, he has been a partner in the law firm of Besner Kreifels Weber in Munich. From January 1992 to March 1994, he was the head of the legal department of Schneider, a German real estate development company. He is currently a Director of Marine Shuttle Operations, a member of the Supervisory Board of Schuller Industsrieentsorgung, Typhoon Networks and IPO Beteiligungen, and is the head of the Supervisory Board of PIPECAD Integrierte Softwaresyteme. Dr. Besner received his First State Exam in law from Ludwig-Maximilians-Universitat in 1986 and his Doctorate Degree magna cum laude from Ludwig-Maximilians-Universitat in 1988.

Bernd Buchholz

  Mr. Buchholz joined the Company as Executive Vice President Sales and Marketing in November 1999. From July 1998 to October 1999, Mr. Buchholz was Chief Executive Officer and a major stockholder of Novento Telecom AG. From June 1997 to June 1998, Mr. Buchholz was Managing Director Germany for Esprit Telecom GmbH (GTS Global Telesystems Group). From October 1996 to May 1997, Mr. Buchholz was Vice President Europe for Novadigm Inc. From April 1995 to September 1996, Mr. Buchholz was Chief Executive Officer and owner of Beki GmbH. From June 1993 to March 1995, Mr. Buchholz was Managing Director for Symantec Europe and from February 1989 to May 1993 Mr. Buchholz was Vice President Europe and Managing Director for Novell Europe.

Robert Fratarcangelo

  Since May 1999, Mr. Fratarcangelo has been our Secretary, and he has been one of our Directors since September 1997. Since September 1996, he has been the President and Chief Executive Officer of Criminal Investigative Technologies, Inc. From 1993 to 1996, Mr. Fratarcangelo was a District Manager at EMC/2/ in Massachusetts. From 1988 to 1993, Mr. Fratarcangelo was Vice President, Federal Sales at Teradata and Digital Communications Associates. Previously, Mr. Fratarcangelo held various positions at IBM. Mr. Fratarcangelo has a Bachelors Degree in Political Science from the State University of New York.

G.W. Norman Wareham

  Mr. Wareham has been one of our Directors since May 1997. Mr. Wareham is a director of ZMAX Corporation and has served in this capacity since September 1996. He has been the President of Wareham Management Ltd. since May 1996. Mr. Wareham is currently a director and officer of Aquaplan, British Brasses, Solar Energy, Viper Resources and WattMonitor and has served in these capacities since May 1997, December 1998, December, 1997, November 1998 and December 1998, respectively. Since June 1998 and February 1997, respectively, Mr. Wareham has been a director of two Canadian public companies, Anthian Resources and Orko Gold. From June 1995 to January 1996, Mr. Wareham was an accountant with the certified general accounting firm of Wanzel, Sigmund, & Overes. From April 1993 to February 1995, Mr. Wareham served as President and Chief Executive Officer of Transatlantic Financial, a private investment banking company. From August 1986 to March 1993, Mr. Wareham was the proprietor of Wareham & Company, providing accounting and management consulting services.

Tristan Libischer

  Mr. Libischer has been one of our Directors since February 1999. He is co-founder of Vianet and has been a Managing Director of Vianet since September 1994. From February 1992 to August 1994, Mr. Libischer held various positions with BARK. From November 1990 to January 1992, Mr. Libischer was a senior consultant and sales engineer with 3C Group.

Jurg Heim

  Mr. Heim, a co-founder and member of the Management Board of Sunweb, has served as Chief Executive Officer of Sunweb since its formation in March 1998. From October 1997 to March 1998, Mr. Heim was a Systems Engineer of data and intellectual property services at Netcom Services. Mr. Heim was head of Systems Administration at Telepax Communications from February 1988 to March 1994. Mr. Heim holds an Electronic Installation degree in Informatik Telephonie.


Marco Samek

  Mr. Samek, a co-founder of Sunweb, has served as Chief Operational Officer and as a member of the Management Board of Sunweb since its formation in March 1998. Since December 1997, Mr. Samek has also been a principal of Framenet EDP. He was a Systems Engineer of Internet Services at Newtelco from August 1997 to April 1998. From January 1996 to April 1997, Mr. Samek was Chief Systems Engineer in the multimedia company Decatron. Mr. Samek has a technical degree in Communications from Technikum Winterhur College.

Roberto Loro

  Mr. Loro, a co-founder of Eclipse, has served as Director of the Marketing Division of Eclipse and member of the Management Board of Eclipse since April 1998 and before that, he was Director of Project Development there since January 1992. Previously, he performed various software, IT and mathematics consulting assignments for a variety of public and private organizations. Mr. Loro holds a Mathematics degree from the University of Trento.

Stefano Longano

  Mr. Longano is a co-founder of Eclipse and has been a member of the Management Board of Eclipse since April 1998. From January 1996 to March 1998, Mr. Longano was technical director of Eclipse. From January 1991 to December 1995, he was a senior scientist and project manager for European projects at the Laboratory of Information and Communication Technologies of the University of Trento. He holds a Masters Degree in Physics from the University of Trento.

Patrizia Loro

  Ms. Loro has been a member of the Management Board of Eclipse since April 1998 and a manager of Eclipse since January 1995. From March 1993 to December 1997, Ms. Loro was Managing Director and a major shareholder of Centro Servizi Agiendali Sas. Since 1990, Ms. Loro has held various positions in accounting in several companies. She attended economics courses at the University of Trento and Italian Tax Code classes in Milan.

  Except for a sibling relationship between Roberto and Patrizia Loro, no family relationship exists between any director or executive officer and any other director or executive officer.

Board Composition

  We currently have six directors. In accordance with the terms of our Certificate of Incorporation, the Board of Directors is divided into three classes: Class A, whose term will expire at the annual meeting of stockholders to be held in 2002; Class B, whose term will expire at the annual meeting of stockholders to be held in 2000; and Class C, whose term will expire at the annual meeting of stockholders to be held in 2001. The Class A directors are Dr. Besner and Mr. Fratarcangelo, the Class B directors are Dr. Giacalone and Mr. Wareham, and the Class C directors are Messrs. Eder and Libischer. At each annual meeting of stockholders after the initial classification, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. Directors may be removed for cause by the affirmative vote of the holders of a majority of all outstanding voting shares of Cybernet entitled to vote generally, voting together as a single class.

Board Committees

  The Board of Directors has three committees: an Executive Committee, an Audit Committee and a Compensation Committee. The Executive Committee consists of Mr. Eder, Dr. Besner and Dr. Giacalone. The Audit Committee consists of Messrs. Fratarcangelo and Wareham. The Audit Committee reviews our accounting processes, financial controls and reporting systems, as well as our selection of independent auditors and the scope of the audits to be conducted.

  The Compensation Committee consists of Dr. Besner, Mr. Fratarcangelo, and Mr. Wareham. It reviews executive compensation and organization structure. The


Compensation Committee also administers our Stock Option Plan. Prior to the creation of the Compensation Committee in November 1998, all decisions concerning salaries, incentives and other forms of compensation of our directors, officers and other employees were made by the whole Board of Directors.

Director Compensation

  Directors, who are not also employees, receive $15,000 annually and are reimbursed for out-of-pocket expenses incurred in connection with their service on the Board. Each outside director may elect to receive his annual director fee in cash, stock options or a combination thereof. The value of the stock options is determined pursuant to the Black-Scholes method and the options are fully vested at the date of grant.

Employment Contracts

  Our executive officers are appointed by the Board of Directors and serve until their successors are elected or appointed.

  We have entered into employment agreements with each of the following officers and directors on the following material terms.

  Andreas Eder. On March 1, 1999, we entered into an employment agreement with Mr. Eder to serve as President and Chief Executive Officer. The agreement provides for a three-year term and an annual base salary of approximately $125,716 per year. It also permits Mr. Eder to earn an annual bonus of up to approximately $41,906 if certain performance standards established by the Compensation Committee are achieved. We may terminate the agreement if Mr. Eder should suffer a "disability" or for "cause."

  Upon Mr. Eder's death, we are obligated to pay to his estate an amount equal to his base salary for the period ended 12 months after his death. If Mr. Eder resigns or we terminate his employment as a result of a "disability" or for "cause," we are obligated to pay his base salary through the date of termination.

  Under the agreement, "disability" is defined as: (a) any mental or physical disability which the Board of Directors deems in good faith would preclude Mr. Eder from performing his duties; or (b) a mental or physical disability which lasts for a period of 60 consecutive days or for 90 days in any six-month period and which the Board of Directors elects to treat as permanent in nature. The agreement defines "cause" as any material breach of its terms by Mr. Eder or the commission of a felony or a crime involving moral turpitude.

  Alessandro Giacalone. On March 1, 1999, we entered into an employment agreement with Dr. Giacalone to serve as Chief Operating Officer on the same terms as described above with respect to Mr. Eder. Dr. Giacalone has since resigned and we are attempting to negotiate an amicable severance arrangement.

  Tristan Libischer. On December 28, 1998, Vianet entered into an employment agreement with Mr. Libischer to serve as a member of the Management Board of Vianet. The agreement is for a five-year term beginning January 1, 1999, provides for an annual base salary of approximately $100,573 and permits
Mr. Libischer to earn an annual bonus of approximately $33,524 if certain performance standards established by the Management Board of Vianet are achieved.

  Vianet may terminate the agreement for "good cause." "Good cause" is defined as a gross breach of duty, the inability to properly conduct the affairs of Vianet or a vote of no confidence at an annual meeting of Vianet.

  Mr. Libischer is not entitled to severance pay if his employment is terminated for good cause or if he resigns prematurely without the permission of the Management Board of Vianet. If Mr. Libischer is unable to perform his duties due to illness or accident, Vianet is required to pay his full base salary for a maximum of six months and 49% of his base salary for another three months. If Mr. Libischer leaves Vianet in the middle of a fiscal year, any bonus earned will be paid on a pro-rata basis.

  Robert Eckert. Mr. Eckert entered into an employment agreement with the Company to serve as Chief Financial Officer which will become effective when Mr. Eckert receives his working permit from the German governmental authorities. The agreement is for a three-year term and provides for a base salary of approximately $114,000. The agreement also provides for a bonus of up to approximately $46,000 if certain performance standards established by the Compensation Committee are achieved. Mr. Eckert will also receive an option to purchase 100,000 shares of Cybernet's common stock pursuant to Cybernet's Incentive Plan (as defined). In the event Mr. Eckert is unable to work due to illness or other reasons, the Company is obligated to pay Mr. Eckert his base salary for six months. In the event of Mr. Eckert's death, the Company is obligated to pay Mr. Eckert's heirs his base salary for six months.

  Jurg Heim. Sunweb has entered into an employment agreement with Mr. Heim for a term expiring on March 31, 2001. The agreement provides for a base compensation of approximately $98,115, in addition to certain management bonuses and an option to purchase 15,000 shares of Cybernet's common stock if Sunweb meets specified performance goals for 1999.

  Marco Samek. Sunweb has entered into an employment agreement with Mr. Samek on the same terms as described above for Mr. Heim.

Item 11.  Executive Compensation

  Our compensation program for executive management includes base salaries, annual performance-based incentive bonus plans and stock option plans. The compensation of each executive officer was established by the Board of Directors acting upon the recommendations of the Compensation Committee.

  The following table sets forth the annual long-term and other compensation for our Chief Executive Officer and our other two most highly compensated executive officers during the last fiscal year, as well as the total annual compensation paid to each individual for the three previous fiscal years.

  Each of the persons listed has or had an employment contract with us calling for the payment of an annual bonus if certain performance standards are achieved. No bonus was paid in the years listed.


                           Summary Compensation Table

                                                                    Annual        Long-Term
                                                                 Compensation    Compensation
                                                                 ------------    ------------
                                                                                  Securities
                                                                                  Underlying      All Other
                                                          Fiscal                   Options       Compensation
Name and Principal Position                                Year   Salary ($)/1/    SARs (#)          ($)/1/
---------------------------                               ------ ------------    ------------    ------------
Andreas Eder/2/..........................................  1999    108,173         200,000                0
 Chairman of the Board, President, Chief Executive         1998    108,173         100,000                0
 Officer, and Head of the Management Board of Cybernet AG  1997     36,058               0                0

Alessandro Giacalone/3/..................................  1999    108,173               0                0
 Former Director, Chief Operating Officer, and Member of   1998    108,173         100,000                0
 the Management Board of Cybernet AG                       1997     27,043               0                0

Tristan Libischer/4/.....................................  1999     96,153         200,000           33,654
 Director, Co-Founder of Vianet and Member of              1998     47,676               0                0
 the Management Board of Vianet                            1997        N/A             N/A              N/A

Robert Eckert/5/.........................................  1999     42,735         200,000           17,094
 Chief Financial Officer and Treasurer                     1998        N/A             N/A              N/A
                                                           1997        N/A             N/A              N/A

Roberto Loro/6/..........................................  1999     57,538          50,000                0
 Director of Marketing Division of Eclipse and             1998     43,154               0                0
 Member of the Management Board of Eclipse                 1997        N/A             N/A              N/A

Stefano Longano/7/.......................................  1999     57,538          50,000                0
Member of the Management Board of Eclipse                  1998     43,154               0                0
                                                           1997        N/A             N/A              N/A

Patrizia Loro/8/.........................................  1999     57,538          50,000                0
 Member of the Management Board of Eclipse                 1998     43,154               0                0
                                                           1997        N/A             N/A              N/A

Bernd Buchholz/9/........................................  1999     18,029         200,000                0
 Executive Vice President for Sales and Marketing          1998        N/A             N/A              N/A
                                                           1997        N/A             N/A              N/A

--------
/1/ Indicated amounts are translated into U.S. Dollars at an exchange rate of
    2.08 DM for each U.S. Dollar unless otherwise indicated.

/2/ Mr. Eder became an executive officer of Cybernet in September 1997. As a result, the information presented for fiscal 1997 represents payments made from September 1, 1997 through December 31, 1997. Mr. Eder is entitled to receive an annual salary of 225,000 DM.

/3/ Mr. Giacalone joined Cybernet in October 1997. The information presented for fiscal 1997 represents payments made from October 1, 1997 through December 31, 1997. In 1999, Mr. Giacalone received an annual salary of 225,000 DM. Mr. Giacalone resigned all positions with the Company on December 31, 1999.

/4/ Mr. Libischer joined Cybernet in June 1998. The information presented for fiscal 1998 represents payments made from June 1, 1998 through December 31, 1998. In 1999, Mr. Libischer received an annual salary of 200,000 DM and a bonus of 70,000 DM.

/5/ Mr. Eckert joined Cybernet in May 1999. The information presented for fiscal
    1999 represents payments made from May 1, 1999 through December 31, 1999. In 1999, Mr. Eckert received an annual salary of 133,334 DM and a bonus of 53,334 DM.

/6/ Mr. Loro joined Cybernet in April 1998. The information presented for fiscal
    1998 represents payments made from April 1, 1998 through December 31, 1998. In 1999, Mr. Loro received an annual salary of 118,439,000 ITL. Mr. Loro's salary was translated into U.S. Dollars at an exchange rate of 2058.45 ITL for each U.S. Dollar.

/7/ Mr. Longano joined Cybernet in April 1998. The information presented for fiscal 1998 represents payments made from April 1, 1998 through December 31, 1998. In 1999, Mr. Longano received an annual salary of 118,439,000 ITL. Mr. Longano's salary was translated into U.S. Dollars at an exchange rate of 2058.45 ITL for each U.S. Dollar.

/8/ Ms. Loro joined Cybernet in April 1998. The information presented for fiscal
    1998 represents payments made from April 1, 1998 through December 31, 1998. In 1999, Ms. Loro received an annual salary of 118,439,000 ITL. Ms. Loro's salary was translated into U.S. Dollars at an exchange rate of 2058.45 ITL for each U.S. Dollar.

/9/ Mr. Buchholz joined the Company in November 1999. The information presented for fiscal 1999 represents payments made from November 1, 1999 through December 31, 1999. In 1999, Mr. Buchholz received an annual salary of 225,000 DM.


Option/SAR Grants in Last Fiscal Year

  The following table provides information on options to purchase Cybernet's common stock that were granted to named executives and directors during fiscal 1999.

                            Individual Grants
                        -------------------------
                                      Percent of                          Potential Realizable
                         Number of      Total                               Value at Assumed
                         Securities  Options/SARs                         Annual Rates of Stock
                         Underlying   Granted to  Exercise                 Price Appreciation
                        Options/SARs  Employees   or Base                    for Option Term
                          Granted     in Fiscal    Price     Expiration  -----------------------
Name                        (#)          Year      ($/Sh)       Date       5% ($)      10% ($)
----                    ------------ ------------ --------   ----------  ----------   ----------
Andreas Eder...........   200,000         8.00%    $ 9.0242    12/31/09     1,135,064    2,876,373
 Chairman of the Board,
 President, Chief
 Executive Officer, and
 Head of the Management
 Board of Cybernet AG

Robert Eckert..........   200,000         8.00%    $ 9.0242    12/31/09     1,135,064    2,876,373
 Chief Financial
 Officer and Treasurer

Bernd Buchholz.........   200,000         8.00%    $ 9.0242    12/31/09     1,135,064    2,876,373
 Executive Vice President
 for Sales and Marketing

Tristan Libischer......   200,000         8.00%    $ 9.0242    12/31/09     1,135,064    2,876,373
 Director, Co-Founder
 of Vianet and Member
 of the Management
 Board of Vianet

Roberto Loro...........    50,000         2.00%    $ 9.0242    12/31/09       283,766      719,093
 Director of Marketing
 Division of Eclipse
 and Member of the
 Management Board of
 Eclipse

Stefano Longano........    50,000         2.00%    $ 9.0242    12/31/09       283,766      719,093
 Member of the Management
 Board of Eclipse

Patrizia Loro..........    50,000         2.00%    $ 9.0242    12/31/09       283,766      719,093
 Member of the Management
 Board of Eclipse

Robert Fratarcangelo...     5,000         0.20%    $ 9.0242    12/31/09        28,377       71,909
 Secretary and Director

Dr. Hubert Besner......     5,000         0.20%    $ 9.0242    12/31/09        28,377       71,909
 Director and Member of
 the Management Board of
 Cybernet AG

G.W. Norman Wareham....     5,000         0.20%    $ 9.0242    12/31/09        28,377       71,909
 Director

Indemnification of Directors and Officers

  Our Certificate of Incorporation limits the liability of our directors and executive officers to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

    (1) breach of their duty of loyalty to the corporation or its stockholders,

    (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,

    (3) unlawful payments of dividends or unlawful stock repurchases or redemptions, or

    (4) any transaction from which the director derived an improper personal benefit.

Such limitation of liability does not apply to liability arising under the federal or state securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

  We have also secured insurance on behalf of each officer, director, employee or other agent for any liability arising out of claims under applicable securities laws against such persons and us, and on behalf of directors and officers with respect to other claims.

  At present, there is no pending litigation or proceeding involving any of our directors or officers in which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Stock Incentive Plan

  We maintain the Cybernet Internet Services International, Inc. 1998 Stock Incentive Plan (the "Incentive Plan"). The Board of Directors has reserved 2,000,000 shares of Cybernet's common stock for issuance pursuant to awards that may be made under the Incentive Plan, subject to adjustment as provided therein. The number of shares of common stock associated with any forfeited stock incentive are added back to the number of shares that can be issued under the Incentive Plan. No participant may be granted during any one year period rights to shares of common stock under options and stock appreciation rights which, in the aggregate, exceed 100,000 shares of common stock. The Compensation Committee granted options to purchase a total of 2,503,850 shares of common stock in varying amounts during 1999.

  The Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, dividend equivalent rights, performance units and phantom shares. The exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of the grant (or less than 110% of the fair market value if the participant controls more than 10% of the voting power of Cybernet or a subsidiary thereof). Non-qualified stock options may be made exercisable at a price equal to, less than or more than the fair market value of the common stock on the date that the option is awarded. The term of an incentive stock option may not exceed ten years from the date of grant. However, any incentive stock option granted to a participant who controls more than 10% of the voting power of Cybernet or a subsidiary thereof will not be exercisable after the expiration of five years following the date the option is granted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of December 31, 1999, regarding beneficial ownership of Cybernet's common stock, Series A Preferred Stock and Series B Voting Preferred Stock by:

    (1)each stockholder known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock or Series B Voting Preferred Stock, as the case may be;

    (2)each of our directors with respect to the equity securities held by such director;

    (3)each of our executive officers named in the Summary Compensation Table with respect to the equity securities held by such executive officer; and

    (4)all of our current executive officers and directors as a group with respect to the equity securities held by such executive officers and directors.

Stock ownership information has been furnished to us by such beneficial owners or is based upon filings made by such owners with the Securities and Exchange Commission. As of November 10, 1999, there were 21,164,681 shares of Cybernet common stock, 923,440 shares of Series A Preferred Stock and 3,870,000 shares of Series B Voting Preferred Stock issued and outstanding. The following table assumes that all shares of Series A Preferred Stock and Series B Preferred Stock which are convertible into common stock within 60 days have been converted. For purposes of the column headed "Voting Distribution," the percentages were calculated by adding the number of shares of common stock outstanding to 100% of the Series B Voting Preferred. It does not take into account the Series A Non-Voting Preferred Stock that is not presently convertible or options granted to directors, employees or management that have not been exercised.

Name                                         Shares Beneficially Owned                               Percentage of Class
----                                 -------------------------------------   -------------------------------------------------
                                                                                           Percentage of Percentage of
                                                     Series A    Series B                    Series A      Series B
                                                    Non-Voting    Voting     Percentage of  Non-Voting      Voting
                                         Common      Preferred   Preferred      Common       Preferred     Preferred       Voting
Executive Officers and Directors          Stock       Stock       Stock         Stock          Stock         Stock     Distribution
---------------------------------    ------------- ------------- ---------   ------------- ------------- ------------- ------------
Andreas Eder.......................  1,645,850/1/    88,877/1/          0        7.6%         14.8%            *           6.4%
Stefan-George- Ring 19
81929 Munich, Germany

Alessandro Giacalone...............    360,933/2/    18,000             0        1.5%          3.0%            *           1.3%
Stefan-George-Ring 19
81929 Munich, Germany

Tristan Libischer..................    183,333/2/         0             0        *             *               *           *
Mariannengasse 14
1090 Vienna, Austria

Bernd Buchholz.....................     39,412
Hm Muehlenbach 19
40670 Meerbusch, Germany

Hubert Besner......................      1,261/3/         0             0        *             *               *           *
Widenmayerstrasse 41
80538 Munich, Germany

G.W. Norman Wareham................          0            0             0        *             *               *           *
1177 West Hastings Street
Suite 1818
Vancouver, B.C., Canada V6E 2K3

Robert Fratarcangelo...............          0            0             0        *             *               *           *
10842 Oak Crest
Fairfax, Virginia 22030

All executive officers and
 directors as a group (10
 persons)..........................  2,229,428      106,877             0        10.5%         17.8%           *           8.9%

Principal Stockholders Other
 Than Executive Officers
 and Directors

Rudolf Strobl......................    487,510       26,786             0        2.3%          4.4%            *           1.9%
Gleiwitzerstrasse 15
81929 Munich, Germany

Holger Timm...                       3,766,446/4/   393,750/5/  2,580,000/6/    17.8%         65.6%          100.0%       25.4%/7/
Trabner Strasse 12
14193 Berlin, Germany

Cybermind Interactive Europe.......  2,697,396       300,000       2,580,000    12.7%         50.0%          100.0%       21.0%
Am Borsigturm 48
13507 Berlin, Germany

__________
 *Indicates less than 1% beneficial ownership
(1) Includes 337,434 shares of common stock and 18,816 shares of Series A Non-voting Preferred Stock held by Mr. Eder's spouse. She has sole investment and sole voting power over all shares held by her, and Mr. Eder disclaims beneficial ownership of any of the shares held by her. Includes 172,800 shares of common stock and 7,200 shares of Series A Preferred Stock subject to an agreement between Andreas Eder and Dave Morton, an employee of the Company, by which Mr. Morton has the option to acquire, (a) 25% of the total number of shares starting on January 1, 1999, (b) 25% of the total number of shares starting on January 1, 2000 and ending June 30, 2000, and
    (c) 50% of the total number of shares starting on January 1, 2001, and ending June 30, 2001 and (B) 100,800 shares of common stock and 4,200 shares of Series A Preferred Stock subject to an agreement between Andreas Eder and Todd Ferguson, an employee of the Company or its subsidiary, by which Mr. Ferguson has the option to acquire such shares at the same price and under terms as for Mr. Morton. Includes options to purchase 33,333 shares of common stock under the Company's Incentive Plan which become exercisable on December 28, 1999. Does not include options to purchase 67,667 shares of common stock under the Company's Incentive Plan, which become exercisable on December 28, 2000 and 2001.
(2) Includes options to purchase 33,333 shares of common stock under the Company's Incentive Plan which become exercisable on December 28, 1999. Does not include options to purchase 66,337 shares of common stock under the Company's Incentive Plan which become exercisable on December 28, 2000 and 2001.
(3) Includes 1,261 shares of common stock held by Dr. Besner's spouse who has sole voting and investment power with respect to such shares. Dr. Besner disclaims beneficial ownership of any of the shares held by her.
(4) Mr. Timm can be deemed to control Cybermind as a result of his position as Chief Executive Officer and Head of the Managing Board and principal shareholder. Includes 2,697,396 shares of common stock held by Cybermind after the conversion of the Series B Preferred. Does not include an aggregate of 673,200 shares of common stock sold by Mr. Timm to Alessandro Giacalone, Christian Moosmann, Frank Lutze and Hans Bergbreiter pursuant to stock purchase agreements dated April 8, 1997 (the "April 8 Stock Purchase Agreements"). Also, does not include an aggregate of 36,000 shares of Series A Preferred Stock sold by Mr. Timm to the same individuals pursuant to the April 8 Stock Purchase Agreements. Each of the April 8 Stock Purchase Agreements involved an employee purchaser and provides that, subject to certain conditions, the securities sold shall revert to Mr. Timm if the purchaser's employment terminates for any reason except termination without cause by us or one of our subsidiaries, or if we or one of our subsidiaries breaches our employment agreement with such buyer. If such shares were included as beneficially owned by Mr. Timm for purposes of this chart, he would be deemed to hold 21% of the common stock of Cybernet (28% of Voting Distribution).
(5) Includes 300,000 shares of Series A Non-Voting Preferred Stock held by Mr. Timm indirectly through Cybermind. For an explanation of Mr. Timm's relationship to Cybermind, see Footnote 4 above.
(6) Reflects shares of Series B Voting Preferred Stock held by Mr. Timm indirectly through Cybermind. For an explanation of Mr. Timm's relationship to Cybermind, see Footnote 4 above.
(7) Assuming conversion of the remaining Series A Non-Voting Preferred Stock, Mr. Timm would control approximately 26.3% of the voting securities of Cybernet.

Item 13. Certain Relationships and Related Transactions

  Dr. Besner, one of our Directors, is a partner with the law firm of Besner Kreifels Weber, which represents us and to which we paid fees of approximately $270,000 during fiscal 1999 and $98,303 during fiscal 1998.

  In November 1998, Mr. Timm, one of our principal stockholders and a former Director who resigned on December 2, 1998, advanced an interest free loan to us for approximately $1,396,849. We repaid the loan in December 1998.

  In December 1998, we paid $2,916,000 in underwriting fees to an investment bank that is 40% owned by a company of which Mr. Timm is Head of the Managing Board, President, Chief Executive Officer and a principal stockholder. These underwriting fees were paid in connection with a best efforts all or nothing public offering of our common stock.

  We provide Internet connectivity services to Cybermind Interactive Europe ("Cybermind"), a principal stockholder of Cybernet, pursuant to a standard service contract. In 1998, Cybermind paid us approximately $68,200 for such services. Mr. Timm is Chief Executive Officer and Head of the Managing Board, as well as the principal stockholder, of Cybermind.

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

10.1.1   Amending Agreement Concerning the Sale and Assignment of Interest in
         Artwise GmbH Software LoSungen of September 18, 1997 by and among Rolf
         Strehle, Gerhard Schonenberger, Cybernet Internet-Dienstleistungen AG and Cybernet Internet - Beteiligungs GmbH. (Incorporated by reference as Exhibit 10.1.1 to the Form 10-K Annual Report filed with the Commission on March 30, 2000).

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

 10.29      Condition Precedent Sale and Transfer of Novento Telecom AG and
            Multicall Telefonmarketing AG Stock and Sale and Assignment of
            Claims dated December 2, 1999. (Incorporated by reference as Exhibit
            10.29 to the Form 10-K Annual Report filed with the Commission on March 30, 2000.)

 10.29.1    Sale and Transfer of Stock of Novento Telecom AG and Multicall
            Telefonmarketing AG and Purchase and Assignment of Claims, dated
            October 1, 1999. (Incorporated by reference as Exhibit 10.29.1 to the Form 10-K Annual Report filed with the Commission on March 30,
            2000.)

 10.30      Framework Contract for the Performance of Project and Consulting
            Services, dated November 19, 1999, by and between Beam GmbH and
            Cybernet AG. (Incorporated by reference as Exhibit 10.30 to the Form
            10-K Annual Report filed with the Commission on March 30, 2000.)

 10.30.1    Loan and Security Agreement, dated November 10, 1999, by and between
            Rolf Strehle, Gerhard Schonenberger and Cybernet Internet -
            Dienstleistungen AG. (Incorporated by reference as Exhibit 10.30.1 to the Form 10-K Annual Report filed with the Commission on March
            30, 2000.)

 10.31      Stock Purchase Agreement, dated February 19, 1999, by and between
            Jurg Heim, Marco Samek and Cybernet Internet Services International,
            Inc. (Incorporated by reference as Exhibit 10.31 to the Form 10-K
            Annual Report filed with the Commission on March 30, 2000.)

 10.32 Cooperation Software Licensing Agreement, dated December 28, 1999, by and between Berningshausen & Neben OHG and Cybernet Internet
            Services International, Inc. (Incorporated by reference as Exhibit
            10.32 to the Form 10-K Annual Report filed with the Commission on March 30, 2000.)

 10.33 Employment Agreement, dated as of November 1, 1999, by and between Bernd Buchholz and Cybernet Internet Services International, Inc.
            (Incorporated by reference as Exhibit 10.33 to the Form 10-K Annual
            Report filed with the Commission on March 30, 2000.)

 21         Subsidiaries. (Incorporated by reference as Exhibit 21 to the Form
            10-K Annual Report filed with the Commission on March 30, 2000.)

 27.1 Financial Data Schedule (Incorporated by reference as Exhibit 27.1 to the Form 10-K Annual Report filed with the Commission on March 30, 2000.)


--------

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CYBERNET INTERNET SERVICES
                              INTERNATIONAL, INC.

April 28, 2000
                                    /s/  Andreas Eder
                              By: _________________________________________
                                  Chairman of the Board of Directors,
                                  President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         Signature                       Title                         Date
         ---------                       -----                         ----
   /s/  Andreas Eder
_________________________________  Chairman of the Board         April 28, 2000
     Andreas Eder                  of Directors, President
                                   and Chief Executive Officer


   /s/  Tristan Libischer
_________________________________  Director                      April 28, 2000
     Tristan Libischer


   /s/   Hubert Besner
_________________________________  Director                      April 28, 2000
         Hubert Besner


   /s/  G.W. Norman Wareham
_________________________________  Director                      April 28, 2000
     G.W. Norman Wareham

         Signature                       Title                      Date
         ---------                       -----                      ----
   /s/  Robert Fratarcangelo
_________________________________  Director and Secretary         April 28, 2000
     Robert Fratarcangelo


   /s/  Robert Eckert              Chief Financial Officer
_________________________________  and Treasurer (Principal       April 28, 2000
     Robert Eckert                 Financial and Accounting
                                   Officer)

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