Form 10-Q
period 2000-03-31
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2000-05-15
CIK 1070658

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                Yes [ ]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


       Class                                    OUTSTANDING AT MAY 8, 2000

Common stock - $0.001 par value                         23,361,147

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I  FINANCIAL INFORMATION............................................     3

  ITEM 1.  FINANCIAL STATEMENTS..........................................     3

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................    12

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    19


PART II  OTHER INFORMATION...............................................    19

   ITEM 1.  LEGAL PROCEEDINGS............................................    19

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................    19

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................    19

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    19

   ITEM 5.  OTHER INFORMATION............................................    19

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................    19


SIGNATURES...............................................................    24

                        PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                           December 31,     March 31,
                                                                           ------------    -----------
                                                                               1999            2000
                                                                                           (unaudited)
                                                                                  (in thousands)
ASSETS
   Cash and cash equivalents.........................................        $ 73,213         $ 63,173
   Short-term investments............................................          41,237           29,531
   Accounts receivable -- trade, net of allowance for doubtful accounts of $ 1,192,000 and $1,424,000 at December 31, 1999 and
   March 31, 2000 respectively.......................................            9,162           8,570
   Other receivables.................................................            5,052           5,129
   Restricted investments............................................           10,091          20,182
   Prepaid expenses and other assets.................................            2,201           1,382
                                                                           -----------     -----------
   Total current assets..............................................          140,956         127,967

   Property and equipment, net.......................................           28,479          31,238
   Product development costs, net....................................            3,096           2,615
   Goodwill, net.....................................................           26,240          26,268
   Deferred income taxes.............................................           20,771          22,724
   Restricted investments............................................           48,158          27,638
   Other assets......................................................           20,100          22,712
                                                                           -----------     -----------

TOTAL ASSETS.........................................................        $287,800         $261,162
                                                                           ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Overdrafts and short-term borrowings............................        $    437              521
     Trade accounts payable..........................................          18,229           12,653
     Other accrued liabilities.......................................          15,144           11,142
     Current portion long term debt and capital lease obligations....           1,728            1,587
     Accrued personnel costs.........................................           2,694            1,985
                                                                           -----------     -----------
          Total current liabilities..................................          38,232           27,888

     Long-term debt..................................................         178,372          180,960
     Capital lease obligations.......................................           2,437            2,751
SHAREHOLDERS' EQUITY
  Common stock $.001 par value, 50,000,000 shares authorized,
   20,970,000 and 23,104,000 shares issued and outstanding at
   December 31, 1999 and March 31, 2000 respectively.................              21               23
  Preferred stock $.001 par value, 50,000,000 shares authorized,
   4,793,000 and , 3,203,000 issued and outstanding December 31,
   1999 and March 31, 2000 respectively..............................               4                3
     Additional paid in capital......................................         134,951          139,504
     Accumulated deficit.............................................         (57,971)         (81,527)
     Other comprehensive income (loss)...............................          (8,246)          (8,440)
                                                                           -----------     -----------
     Total shareholders' equity......................................          68,759           49,563
                                                                           -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................       $ 287,800        $ 261,162
                                                                           ===========     ===========

          See accompanying notes to consolidated financial statements

                        CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                  (Unaudited)

                                                                                             Three months ended March 31
                                                                                        --------------------------------------
                                                                                              1999                 2000
                                                                                        ---------------       ----------------
                                                                                          ( in thousands, except per share
                                                                                                       data )
Revenue
     Internet Projects................................................................           $ 1,392             $    636
     Network Services.................................................................             2,462                6,422
                                                                                                 -------             --------
Total revenues........................................................................             3,854                7,058

Cost of revenues:
     Internet Projects................................................................             1,079                  694
     Network Services.................................................................             2,970                6,375
     Depreciation and amortization....................................................               414                1,067
                                                                                                 -------             --------
Total cost of revenues................................................................             4,463                8,136
Gross margin (loss)...................................................................              (609)              (1,078)

    General and administrative expenses...............................................             1,456                6,716
    Sales and marketing expenses......................................................             1,807                2,906
    Research and development..........................................................             1,263                  177
    Depreciation and amortization.....................................................               841                3,162
                                                                                                 -------             --------
Total operating expenses                                                                           5,367               12,961

Operating loss........................................................................            (5,976)             (14,039)
Interest expense......................................................................                11                8,859
Interest income.......................................................................               260                1,324
Foreign currency gains(losses)........................................................                 -               (4,910)
                                                                                                 -------             --------
Loss before taxes and minority interest...............................................            (5,727)             (26,484)
Income tax benefit....................................................................             2,159                2,928
                                                                                                 -------             --------
Net loss..............................................................................           $(3,568)            $(23,556)
                                                                                                 =======             ========
Basic and diluted loss per share......................................................            $(0.19)              $(1.02)
                                                                                                 =======             --------
Number of shares used to compute earnings per share...................................            18,762               23,103
                                                                                                 =======             ========

          See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     For three months ended March 31,
                                                                                ------------------------------------------

 (in thousands)                                                                          1999                  2000
                                                                                -------------------       ----------------
Cash Flows from Operating Activities:
Net loss......................................................................             $ (3,568)             $(23,556)

Adjustments to reconcile net loss to net cash used by operations:
    Deferred tax credit.......................................................               (2,159)               (2,930)
    Depreciation and amortization.............................................                1,255                 4,229
    Provision for losses on accounts receivable...............................                   77                   232
    Amortization of Bond discount.............................................                    -                 1,327
    FX loss...................................................................                    -                 4,910

Changes in operating assets and liabilities:
    Trade accounts receivable.................................................               (1,305)                  (89)
    Other receivables.........................................................                 (385)                 (296)
    Other assets..............................................................               (1,443)               (1,431)
    Prepaid expenses and other current assets.................................                 (238)                  724
    Trade accounts payable....................................................                4,686                (4,785)
    Other accrued expenses and liabilities....................................                1,215                (3,346)
    Accrued personnel costs...................................................                  (74)                 (592)
                                                                                           --------              --------
         Total changes in operating assets and liabilities                                    2,456                (9,815)
                                                                                           --------              --------
     Net cash used in operating activities....................................               (1,939)              (25,603)
Cash Flows from Investing Activities:
Purchase of short term investments............................................                 (193)              (21,256)
Proceeds from sale of short term investments..................................                    -                39,257
Purchase of property and equipment............................................               (4,534)               (6,348)
Product development costs.....................................................                 (773)                    -
Acquisition of businesses, net of cash acquired...............................                    -                  (833)
Payment of deferred purchase obligations......................................               (3,930)                    -
                                                                                           --------              --------
     Net cash (used) provided by investing activities.........................               (9,430)               10,820
Cash Flows from Financing Activities:
Proceeds from issuance of bonds and other borrowings..........................                1,913                 2,823
Repayment of borrowings.......................................................                  (64)                    -
                                                                                           --------              --------
     Net cash provided by financing activities................................                1,849                 2,823
                                                                                           --------              --------
Translation adjustments.......................................................               (4,249)                1,920
                                                                                           --------              --------
Net (decrease) increase in cash and cash equivalents..........................              (13,769)              (10,040)
Cash and cash equivalents at beginning of period..............................               42,876                73,213
                                                                                           --------              --------
Cash and cash equivalents at end of period....................................             $ 29,107              $ 63,173
                                                                                           ========              ========
Supplemental disclosure of non-cash investing and financing activities:
Acquisitions (Note 4):
    Fair value of assets acquired.............................................             $      -              $  6,449
    Less:
         Cash acquired........................................................                    -                   195
         Cash paid............................................................                    -                 1,028
         Stock issued.........................................................                    -                 4,555
                                                                                           --------              --------
    Liabilities assumed.......................................................             $      -              $    671
                                                                                           ========              ========
Stock dividend................................................................
Other supplemental cash flow disclosures:
     Cash paid for interest...................................................                    -                10,091
     Cash paid for taxes......................................................                    -                     -
     Depreciation.............................................................                  826                 1,574
     Amortization.............................................................                  429                 2,655

          See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months ending March 31, 2000 are not necessarily indicative of results to be expected for the year ended December 31, 2000. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 March 31,
                                                                                 ---------
                                                                             1999             2000
                                                                          -------         --------
                                                                    (in thousands, except per share data)
Numerator:
     Net loss-numerator for basic and diluted loss per share....          $(3,568)        $(23,556)
Denominator:
     Denominator for basic and diluted loss per share --
      weighted average shares outstanding.......................           18,762           23,103

Basic and diluted loss per share................................          $  (.19)        $  (1.02)


The denominator for diluted earnings per share excludes the convertible preferred stock and stock options because the inclusion of these items would have an anti-dilutive effect.

3. Segment information

We evaluate performance and allocate resources based on the operating profit of our subsidiaries. We operate in one line of business, which is providing international Internet backbone and access services and network business solutions for corporate customers. Our reportable segments are divided by country since each country's operations are managed and evaluated separately. Information concerning our geographic locations is summarized as follows:


                                                                  Three months ended March 31
                                                                  ------------------------------
                                                                         1999           2000
                                                                    ------------     -----------
                                                                           (in thousands)
Revenues:
   Germany................................................            $ 2,529             $  4,464
   US.....................................................                  -                    -
   Italy..................................................                516                1,553
   Other..................................................                809                1,041
                                                                      -------             --------
   Total..................................................            $ 3,854             $  7,058
Depreciation and Amortization:
     Germany..............................................            $ 1,168             $  1,511
     US...................................................                 30                2,107
     Italy................................................                 11                  279
     Other................................................                 46                  332
                                                                      -------             --------
     Total................................................            $ 1,255             $  4,229
Interest Expense:
     Germany..............................................            $     5             $     19
     US...................................................                  -                8,785


     Italy................................................                  4                   53
     Other................................................                  2                    2
                                                                      -------             --------
     Total................................................            $    11             $  8,859
Interest Income:
     Germany..............................................            $     3             $     16
     US...................................................                257                1,297
     Italy................................................                  -                    7
     Other................................................                  -                    5
                                                                      -------             --------
     Total................................................            $   260             $  1,325
Loss before Taxes:
     Germany..............................................            $(5,275)            $ (3,364)
     US...................................................               (112)             (19,285)
      Italy...............................................               (205)              (2,285)
     Other................................................               (135)              (1,550)
                                                                      -------             --------
     Total................................................            $(5,727)            $(26,484)
Income tax benefit:
     Germany..............................................            $ 2,159             $  2,928
     US...................................................                  -                    -
      Italy...............................................                  -                    -
     Other................................................                  -                    -
                                                                      -------             --------
     Total................................................            $ 2,159             $  2,928
Total Assets:
     Germany..............................................            $35,995             $ 65,312
     US...................................................             33,877              173,148
      Italy...............................................                953               15,775
     Other................................................              1,001                6,927
                                                                      -------             --------
     Total................................................            $71,826             $261,162
                                                                      =======             ========



4.  Business Acquisitions

Effective April 13, 1999, we acquired 51% of the outstanding shares of Sunweb Internet Services SIS AG ("Sunweb") for a total consideration of DM 3,103,000 ($1,639,000). DM 1,807,000 ($954,000) of the purchase price was paid in cash (in Swiss Francs) with the remainder settled in exchange for the issuance of 25,680 shares of our common stock. The Stock Purchase Agreement also contains provisions for put and call options for the sellers and buyers, respectively, for the remaining 49% of the outstanding stock of Sunweb. The purchase price per the agreement for the remaining 49% of the shares is based on a multiple of Sunweb's net profit or loss before taxes. The put and call options expire on December 31, 2001. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Sunweb's results of operations from April 13, 1999. Goodwill recorded in connection with the acquisition of Sunweb, amounting to DM 2,678,000 ($1,414,000), is being amortized over 10 years.

Effective June 30, 1999, we acquired 100% of the outstanding shares of Cybernet Italia S.p.A. (formerly Flashnet S.p.A.) for a total consideration of DM 52,816,000 ($27,890,000). DM 41,464,000 ($21,896,000) of the purchase price was paid in cash (in Italian Lire) with the remainder settled in exchange for the issuance of 301,290 shares of our common stock. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Cybernet Italia's results from June 30, 1999. Goodwill recorded in connection with the acquisition of Cybernet Italia, amounting to DM 32,004,000 ($16,970,000), is being amortized over 10 years.

Effective October 28 1999, we acquired 51% of the outstanding shares of Novento Telecom AG ("Novento") and 51% of Multicall Telefonmarketing AG ("Multicall") for a consideration of DM 3,178,000 ($ 2,373,000). DM 2,002,000 ($1,092,000) of
the purchase price was paid in cash with the remainder settled in exchange for the issuance of 39,412 shares of our common stock. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Novento and Multicall's results from October 28, 1999. Goodwill recorded in connection with the acquisition of Novento, amounting to DM 1,913,000 ($1,043,000) is being amortized over 10 years.

Effective October 29, 1999, we acquired the remaining 34% of the outstanding shares of Eclipse, in which we already owned 66% of the outstanding shares, for a total consideration of DM 4,320,000 ($2,356,000). DM 707,000 ($386,000) of the
purchase price was paid in cash with the remainder settled by way of the depositing of 136,402 shares of our common stock in a pooling trust from which the shares will be released to the sellers. Goodwill recorded in connection with the acquisition of the remaining shares in Eclipse, amounting to DM 3,718,000 ($2,359,000), is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding at the end of 1997.

Effective January 1, 2000, we acquired the remaining 49% of the outstanding shares of Novento Telecom AG ("Novento") and the remaining 49% of Multicall Telefonmarketing AG ("Multicall"), businesses in which we already owned 51% of the outstanding shares, for a consideration of DM 10,860,000 ($ 5,582,000). DM 2,000,000 ($ 1,028,000) of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 543,812 shares of our common stock. Goodwill recorded in connection with the acquisition of Novento, amounting to DM 5,741,000 ($ 2,951,000), is being amortized over 5 years.

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1999 and 2000 assume that acquisitions of Sunweb, Cybernet Italia, Novento and Multicall occurred as of January 1, 1999.



                                                                       Three months ended March 31,
                                                           ----------------------------------------------------
                                                                     1999                          2000
                                                                 --------------          ----------------------
                                                                   (in thousand except per share data)
Revenue                                                            $ 6,606                  $  7,058
Net loss                                                            (5,577)                  (23,556)
Basic and diluted loss per share                                   $(0.267)                 $  (1.02)


5.    Subsequent Events

Effective April 17, 2000, we acquired Cybernet S.a.g.l., an internet service provider located in Lugano Switzerland, for a maximum purchase price of SFr 500,000 ($304,000) and 12,000 shares of our common stock. Of the SFr 500,000, SFr 100,000 will only be paid upon the achievement of certain revenue targets during the period from March 1, 2000 to August 31, 2000. The 12,000 shares of common stock will be released to the former owners only upon the acheivement of certain revenue targets during the fiscal year 2000.

6. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The following table sets forth, for the periods indicated, the items of Consolidated Statements of Loss for the three months ended March 31, 1999 and 2000, respectively, expressed as a percentage of total revenues:

                                                                                           For three months ended March 31,
                                                                                      ------------------------------------------
                                                                                              1999                  2000
                                                                                      ---------------------  -------------------
Revenue                                                                                               36.1%                 9.0%
     Internet Projects..............................................................
     Network Services...............................................................                  63.9%                91.0%
Total revenues......................................................................                 100.0%               100.0%

Cost of revenues:
     Internet Projects..............................................................                  28.0%                 9.8%
     Network Services...............................................................                  77.1%                90.3%
     Depreciation and amortization..................................................                  10.7%                15.1%
Total cost of revenues..............................................................                 115.8%               115.3%
Gross margin (loss).................................................................                 -15.8%               -15.3%

    General and administrative expenses.............................................                  37.8%                95.2%
    Sales and Marketing expenses....................................................                  46.9%                41.2%
    Research and development........................................................                  32.8%                 2.5%
    Depreciation and amortization...................................................                  21.8%                44.8%
Total operating expenses............................................................                 139.3%               183.6%
Operating loss......................................................................                -155.1%              -198.9%
Interest expense....................................................................                  -0.3%               125.5%
Interest income.....................................................................                   6.7%                18.8%
Realized foreign currency translation losses........................................                   0.0%               -69.6%
Loss before taxes and minority interest.............................................                -148.1%              -375.2%
Income tax benefit..................................................................                  56.0%                41.5%
Net loss............................................................................                 -92.0%              -333.7%

Revenues

Total revenues increased 83.1% from $3,855,000 in the first three months of 1999 to $7,058,000 in the first three months 2000, primarily as a result of increased Network Services revenues. Internet Project revenues decreased 54.3% from $1,392,000 in the first three months of 1999 to $636,000 for the same period in 2000, while Network Services revenues increased 160.9% from $2,462,000 to $6,422,000. The first three months Network Services revenues represented 91.0% of total revenues in 2000, as compared with 63.9% in 2000

The increase in revenues from Network Services is mainly a result of expansion of our customer base, which provides us with a stream of recurring revenues. Although we have focused on building recurring revenues from Network Services, building relations with Internet Project customers remains a continuing strategy. In addition, we consolidated $875,000 of Vianet revenues, $166,000 of Sunweb revenues, $1,134,000 of Cybernet Italia revenues, and $1,268,000 of Novento's revenues in the first three months of 2000, all of these companies were acquired after March 1999. The revenues of all these companies are derived primarily from Network Services. Excluding the revenues of these acquisitions, Network Services revenues increased 56.9% in the first three months of 2000 compared with revenues of the corresponding period in 1999, and Internet Projects revenues decreased by 54.9%.

From the first three months of 1999 to the first three months of March 2000, the Euro depreciated approximately 14% versus the US dollar. As our principal operating currency is the Euro, the depreciation of the Euro had an unfavorable impact on our revenues which are reported in US dollars. Reported US dollar revenues increased approximately 83% in the first three months of 2000 over the same period in 1999. Had the exchange rate of the Euro remained stable against the US dollar during this period, our US dollar revenues would have increased approximately 109%.

Costs of Revenues

Total costs of revenues increased 82.3% from $4,463,000 in the first three months of 1999 to $8,136,000 in the first three months of 2000. Cost of revenues as a percentage of revenues remained relatively stable, being 115.8% in the first three months of 1999 and 115.3% in the first three months of 2000. Cost of revenues mainly consists of (i) telecommunications expenses, (ii) technical and operations personnel and related overhead costs, (iii) the cost of hardware and software sold, (iv) amortization of product development costs, (v) depreciation of network facilities and equipment, and (vi) consulting expenses in the area of network and software development. Telecommunications expenses mainly represent the cost of transporting Internet traffic from our customer's location through a local telecommunications carrier to one of our access nodes and the cost of leasing lines to interconnect our backbone nodes. Technical and operational personnel included in cost of revenues are those individuals involved in the planning, building and managing of our network and the providing services over this network. We had 180 technical and operations personnel on March 31, 2000 and approximately 88 such personnel at March 31, 1999.

The cost of revenues from Internet Projects decreased by 35.7% from $1,079,000 in the first three months of 1999 to $694,000 in the first three months of 2000. Cost of Internet Projects as a percentage of related revenues increased from 77.5% in the first three months of 1999 to 109.1% in the first three months of 2000, as we won and completed fewer Internet Projects than expected.

The cost of revenues from Network Services increased 114.6% from $2,970,000 in the first three months of 1999 to $6,375,000 in the first three months of 2000. This increase primarily resulted from the additional leased line expenses related to the expansion of our network backbone, additional leased lines to our customer's premises, a large increase in network personnel and consolidation of expenses of companies acquired in 1999. Cost of Network Services as a percentage of related revenues decreased from 120.7% in the first three months of 1999 to 99.3% in the first three months of 2000. This decrease is primarily attributable to improved network utilization and heightened productivity of personnel in our network operations.

Depreciation and amortization included in the cost of revenues, increased from $413,000 in the first three months of 1999 to $1,067,000 in the first three months of 2000 as a result of investments in our own network infrastructure and supporting systems. Additionally, we have capitalized certain costs associated with designing and building the network and related software.

General and Administrative Expenses

General and administrative expenses increased 361% from $1,456,000 in the first three months of 1999 to $6,716,000 in the first three months of 2000. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent, and external legal and accounting advisory costs. The increase in our general and administrative expenses reflects the costs of building a corporate infrastructure to support our anticipated growth and the addition of the general and administrative expenses of the companies acquired in the last six months of 1999. We incurred significant legal, accounting and other external advisory costs associated with its financing activities, acquisitions and alliances in the second half of 1999. As a percentage of revenues, general and administrative expenses increased from 37.8% in the first three months of 1999 to 95.2% in the first three months of 2000.

General and Administrative personnel increased from approximately 33 at the end of March 1999 to 79 at the end of March 2000. Most of these additions were made to the financial, human resources, and IT management of the operating companies and to the executive management in the corporate headquarters. While we currently have more general and administrative staff than at the end of March 1999, our general and administrative staff has been reduced from 84 at the end of December 1999. We made reductions in non-essential support functions and related overhead in the fourth quarter of 1999. Through these actions we reduced general and administrative expenses by 29% in the three months ended March 31, 2000 as compared to the three months ended December 31, 1999.

Excluding the general and administrative expenses in the companies acquired since the end of the first quarter of 1999, general and administrative expenses increased 279% from $1,456,000 in the first three months of 1999 to $5,517,000 in the first three months of 2000.

Sales and Marketing Expenses

Sales and marketing expenses increased by 61% from $1,806,000 in the first three months of 1999 to $2,906,000 in the first three months of 2000. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. The growth in these expenses was partially due to additions to the sales and marketing staff which increased from approximately 96 on March 31, 1999 to 102 on March 31, 2000. The increase was also due to increased marketing activities in the corporate headquarters. As a percentage of revenues, our sales and marketing expenses decreased from 46.9% in the first three months of 1999 to 41.2% in the first three months of 2000.

In the fourth quarter of 1999 we reduced our sales and marketing staff and related overhead. This resulted in a 42% reduction of sales and marketing expenses by in the first three months of 2000 as compared to the last three months of 1999.

Excluding the sales and marketing expenses in the companies acquired since the end of the first quarter of 1999, sales and marketing expenses increased 11% from $1,806,000 in the first three months of 1999 to $2,012,000 in the first three months of 2000.

Research and Development

Research and development expenses decreased 86% from $1,263,000 in the first three months of 1999 to $177,000 in the first three months of 2000. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. As a percentage of revenues, research and development decreased from 32.8% in the first three months of 1999 to 2.5% in the first three months of 2000.

Depreciation and Amortization

Depreciation and amortization expenses increased from $842,000 in the first three months of 1999 to $3,162,000 in the first three months of 2000. This increase reflects increased depreciation of property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and increased amortization of goodwill related to our acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the tangible assets of those companies. Goodwill is amortized over 5 - 10 years.

Interest Income and Expense

Interest expense increased from $11,000 in the first three months of 1999 to $8,859,000 in the first three months of 2000 as a result of our issuance of debt securities in the second half of 1999. Interest income increased from $259,000 in the first three months of 1999 to $1,324,000 in the first three months of 2000 as a result of interest earned on the unutilized proceeds of these offerings.

In the first three months of 2000 we incurred net foreign exchange losses of $4,910,000 because our borrowings are denominated in US dollars but our principal operating currency is the Euro. We will continue to record such losses if the US dollar strengthens against the Euro.

Income Taxes

We recorded income tax benefits of $2,159,000 in the first three months of 1999 and $2,928,000 in the first three months of 2000, arising principally from operating losses. Although we have additional operating losses, a valuation allowance has been established to reflect the estimated amount of the tax benefit that may not be realized. The majority of the operating losses and the associated valuation allowance are associated with operations subject to taxation under the German tax code. Under the current German tax code, these net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

Liquidity and Capital Resources

Cash Flow

Operating activities used cash of $25,603,000 in the first three months of 2000 compared to $1,939,000 for the comparable period in 1999. This is principally the result of higher net losses as explained above.

For the first three months of 2000 investing activities provided cash of $10,364,000 compared to cash used of $9,430,000 for the comparable period in 1999. This increase in cash generated from investing activities represents the net proceeds from the purchase and sale of short-term investments, partially offset by the cash outflows for the purchases of property and equipment ($6,348,000). Expenditures for property and equipment consisted principally of the fit-out of POP's and data facilities, the purchases of computer hardware and software and other expenditures related to our Internet backbone and equipment.

For the first three months of 2000, net cash provided by financing activities was $2,823,000 compared to $1,849,000 in the same period in 1999.

Working Capital

On March 31, 2000, our working capital, defined as the excess of our current assets over our current liabilities, was $100,079,000 as compared $102,724,000 at December 31, 1999.

Our accounts receivable as of March 31, 2000, reflects $8,570,000 for net accounts receivable compared to $9,162,000 as at December 31, 1999. We have taken steps to improve the timely collection of receivables, some of which have started to show an impact.

Cash and cash equivalents amounted to $63,173,000 at March 31, 2000 compared $73,213,000 at December 31, 1999. Of this, approximately $61,000,000 is held in US dollars. We also had various short-term investments denominated in Euro's totaling $29,531,000 at March 31, 2000. In addition, at March 31, 2000 we had approximately $47,820,000 of Restricted cash held in escrow, to meet the next five semi-annual interest payments on our 14% Senior Notes. This amount is invested in US treasury bonds.

Credit Arrangements

As of March 31, 2000, we had short-term unsecured overdraft facilities under which we and our subsidiaries could borrow up to DM 2,162,000 ($1,062,000). These facilities are denominated in Italian Lire (in the amount of DM 2,020,000 ($993,000)) and Austrian Schilling (in the amount of DM142,000 ($69,000)). The interest rates fluctuate based upon current lending rates. The weighted average borrowing rate on these facilities was 6.43% as March 31, 2000. In addition, certain of our banks provide overdraft protection exceeding the limits specified in these agreements. As of March 31, 2000, we and our subsidiaries had used DM 1,061,000 ($521,000) of these facilities. In addition, as March 31, 2000, we had long-term capitalized lease obligations of DM 8,829,000 ($4,337,000).

Capital Expenditures

For the three months ended March 31, 2000, capital expenditures totaled approximately $6,348,000. We funded these capital expenditures primarily from net cash provided by financing activities. Our investments in the first three months of 2000 included: (i) investments in various computer and technical equipment totalling approximately DM 4,328,000 ($2,127,000), (ii) investments in data facilities and data center premises totaling approximately DM 6,301,000 ($3,096,000), and (iii) investments in other equipment totaling approximately DM 2,301,000 ($1,130,000).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize market-risk-sensitive instruments, such as derivative financial instruments. Our primary market risk is in the area of interest rate and foreign currency exchange rate fluctuations.

We maintain our cash balances in deposits at banks and in highly liquid short-term investments, such as money market funds and US Treasury Bonds, therefore lowering our exposure to interest income risks. As a result of our sale of Units consisting of 14.0% Senior Notes due 2009 and warrants in July 1999 (the "Unit Offering"), as well as our sale of Convertible Notes in August 1999 we have a substantial amount of debt in U.S. dollars.

While our reporting currency is U.S. dollars, our functional currency is the Deutsche Mark and as such significant fluctuations in the U.S. dollar to Deutsche Mark exchange rate could have an adverse impact on the amount of Deutsche Marks required to satisfy this debt. We estimate that a 10% increase in the exchange rate between the Deutsche Mark and the U.S. dollar would increase the Deutsche Mark amount required to settle the debt outstanding from the Unit offering and our sale of Convertible Notes by approximately $20,000,000.

All of our revenues and a significant portion of our expenses are denominated in currencies other than our reporting currency, the U.S. dollar. Approximately 63% of our revenues in the first three months of 2000 were denominated in Deutsche Marks and another 35% of revenues were denominated in other European Monetary Union member currencies. The majority of our foreign exchange rate exposure relates to the translation of our Deutsche Mark financial statements into U.S. dollars which is impacted by changes in the exchange rates between the Euro and the U.S. dollar.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NOT APPLICABLE

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

 27.1       Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K

    None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        CYBERNET INTERNET SERVICES INTERNATIONAL, INC.



            BY: /s/ Andreas Eder
                -------------------------------------
                Andreas Eder
                Chairman of the Board, President, and
                Chief Executive Officer



            BY: /s/ Robert Eckert
                -------------------------------------
                Robert Eckert
                Chief Financial Officer and Treasurer


Dated:  May 12, 2000