Form 10QSB
period 2000-06-30
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2000-08-14
CIK 1070658

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Number of shares outstanding of the issuer's class of Common Stock as of August 8, 2000: 23,355,663

                                TABLE OF CONTENTS

                                                                            PAGE

PART I  FINANCIAL INFORMATION .............................................   3
    ITEM 1.  Financial Statements .........................................   3
    ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................  10
    ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ...  18

PART II  OTHER INFORMATION ................................................  18
     ITEM 1.  Legal Proceedings ...........................................  18
     ITEM 2.  Changes in Securities and Use of Proceeds ...................  18
     ITEM 3.  Defaults upon Senior Securities .............................  18
     ITEM 4.  Submission of Matters to a Vote of Security Holders .........  18
     ITEM 5.  Other Information ...........................................  18
     ITEM 6.  Exhibits and Reports on Form 8-K ............................  18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,        June 30,
                                                                                     1999              2000
                                                                                ------------        --------
                                                                                         (in thousands)

 ASSETS
   Cash and cash equivalents....................................................  $ 73,213          $ 53,506
   Short-term investments.......................................................    41,237            15,833
   Accounts receivable-- trade, net of allowance for doubtful accounts of
   $1,192,000 and $1,090,000 at December 31, 1999 and June 30, 2000 respectively
                                                                                     9,162             8,689
   Other receivables............................................................     5,052             7,152
   Restricted investments.......................................................    10,091            20,182
   Prepaid expenses and other assets............................................     2,201             1,297
                                                                                  --------          --------
   Total current assets.........................................................   140,956           106,659

   Property and equipment, net..................................................    28,479            40,150
   Product development costs, net...............................................     3,096             2,485
   Goodwill, net................................................................    26,240            27,369
   Deferred income taxes .......................................................    20,771            26,009
   Restricted investments.......................................................    48,158            27,638
   Other assets.................................................................    20,100            20,343
                                                                                  --------          --------

TOTAL ASSETS....................................................................  $287,800          $250,654
                                                                                  ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Overdrafts and short-term borrowings.......................................  $    437                35
     Trade accounts payable.....................................................    18,229            10,079
     Other accrued liabilities..................................................    15,144            15,019
     Current portion long term debt and capital lease obligations...............     1,728             1,541
     Accrued personnel costs....................................................     2,694             1,711
                                                                                  --------          --------
          Total current liabilities.............................................    38,232            28,385

     Long-term debt ............................................................   178,372           184,544
     Capital lease obligations..................................................     2,437             3,581
SHAREHOLDERS' EQUITY
   Common stock $.001 par value,  50,000,000 shares  authorized,  20,970,000 and
   23,212,000 shares issued and outstanding at December 31, 1999 and June 30,
   2000 respectively............................................................        21                23
   Preferred stock $.001 par value, 50,000,000 shares authorized, 4,793,000 and
   3,203,000 issued and outstanding December 31, 1999 and June 30, 2000
   respectively.................................................................         4                 3
     Additional paid in capital.................................................   134,951           140,540
     Accumulated deficit........................................................   (57,971)          (97,425)
     Other comprehensive income (loss)..........................................    (8,246)           (8,997)
                                                                                  --------          --------
     Total shareholders' equity.................................................    68,759            34,144
                                                                                  --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................  $287,800          $250,654
                                                                                  ========          ========

           See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                        Three months ended June 30,   Six months ended June 30,
                                                           1999           2000           1999         2000
                                                           ----           ----           ----         ----
                                                                 (in thousands, except per share data)
Revenue
     Internet Projects.................................  $ 1,067       $  1,292       $  2,459       $  1,928
     Network Services..................................    3,532          7,461          5,994         13,883
                                                         -------       --------       --------       --------
Total revenues.........................................    4,599          8,753          8,453         15,811

Cost of revenues:
     Internet Projects.................................      977          1,272          2,056          1,966
     Network Services..................................    3,564          5,228          6,534         11,602
     Depreciation and amortization.....................    1,131            909          1,545          1,976
                                                         -------       --------       --------       --------
Total cost of revenues.................................    5,672          7,409         10,135         15,544

Gross margin (loss)....................................   (1,073)         1,344         (1,682)           267

    General and administrative expenses................    2,314          5,068          3,770         11,785
    Sales and marketing expenses.......................    3,340          3,528          5,147          6,434
    Research and development...........................      883            626          2,146            803
    Depreciation and amortization......................      387          3,619          1,228          6,781
                                                         -------       --------       --------       --------
Total operating expenses                                   6,924         12,841         12,291         25,803
Operating loss.........................................   (7,997)       (11,497)       (13,973)       (25,536)
Interest expense.......................................       53          9,328             64         18,187
Interest income........................................      123          1,870            383          3,194
Foreign currency gains (losses)........................       --           (155)            --         (5,065)
                                                         -------       --------       --------       --------
Loss before taxes and minority interest................   (7,927)       (19,110)       (13,654)       (45,594)
Income tax benefit.....................................    3,143          3,212          5,302          6,139
                                                         -------       --------       --------       --------
Net loss before minority interest......................   (4,784)       (15,898)        (8,352)       (39,455)
Minority interest......................................      103             --            103             --
                                                         -------       --------       --------       --------
Net loss..............................................   $(4,681)      $(15,898)      $ (8,249)      $(39,455)
                                                         =======       ========       ========       ========
Basic and diluted loss per share.......................    (0.25)         (0.68)         (0.44)         (1.69)
                                                         =======       ========       ========       ========
Number of shares used to compute earnings per share ...   18,762         23,472         18,918         23,287
                                                         =======       ========       ========       ========

           See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For six months ended June 30,
                                                                               1999            2000
                                                                               ----            ----
                                                                                (in thousands)
 Cash Flows from Operating Activities:
 Net loss...............................................................      $ (8,249)      $(39,454)

 Adjustments to reconcile net loss to net cash used by operations:
     Deferred tax credit................................................        (5,309)        (6,282)
     Depreciation and amortization......................................         2,772          8,757
     Provision for losses on accounts receivable........................           651           (102)
     Amortization of Bond discount......................................            --          2,656
     Accreted interest expense on long term debt........................            --          4,815
     FX loss............................................................            --          5,065
 Changes in operating assets and liabilities:
     Trade accounts receivable..........................................        (1,759)            70
     Other receivables..................................................           139         (2,346)
     Other assets.......................................................        (1,250)           (92)
     Prepaid expenses and other current assets..........................          (693)           797
     Trade accounts payable.............................................         1,757         (7,262)
     Other accrued expenses and liabilities.............................           517            613
     Accrued personnel costs............................................            80           (852)
                                                                              --------       --------
          Total changes in operating assets and liabilities                     (1,209)        (9,072)
                                                                              --------       --------
      Net cash used in operating activities.............................       (11,344)       (33,617)
 Cash Flows from Investing Activities:
 Purchase of short term investments.....................................          (403)       (34,153)
 Proceeds from sale of short term investments...........................            --         67,669
 Purchase of property and equipment.....................................        (6,587)       (16,426)
 Product development costs..............................................          (686)          (133)
 Acquisition of businesses, net of cash acquired........................       (24,192)        (1,990)
 Payment of deferred purchase obligations...............................        (4,172)            --
                                                                              --------       --------
      Net cash provided by investing activities.........................       (36,040)        14,967
 Cash Flows from Financing Activities:
 Proceeds from issuance of bonds and other borrowings...................        23,805            780
 Repayment of borrowings................................................            --             --
                                                                              --------       --------
      Net cash provided by financing activities.........................        23,805            780
                                                                              --------       --------
 Translation adjustments................................................        (4,323)        (1,837)
                                                                              --------       --------
 Net (decrease) increase in cash and cash equivalents...................       (27,902)       (19,707)
 Cash and cash equivalents at beginning of period.......................        42,876         73,213
                                                                              --------       --------
 Cash and cash equivalents at end of period.............................      $ 14,974         53,506
                                                                              ========       ========
 Supplemental disclosure of non-cash investing and financing activities:
 Acquisitions (Note 4):
     Fair value of assets acquired .....................................      $ 34,344       $ 11,820
     Less:
          Cash acquired.................................................            73            195
          Cash paid ....................................................        22,850          2,186
          Stock issued..................................................         4,626          5,590
                                                                              --------       --------
     Liabilities assumed ...............................................         6,795          3,847
                                                                              ========       ========
 Stock dividend.........................................................
 Other supplemental cash flow disclosures:
      Cash paid for interest............................................            --         10,091
      Cash paid for taxes...............................................            --             --
      Depreciation......................................................         2,258          4,978
      Amortization......................................................           514          4,779

           See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six months ending June 30, 2000 are not necessarily indicative of results to be expected for the year ended December 31, 2000. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's annual report of Form 10-K for the year ended December 31, 1999. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   June 30,
                                                               1999       2000
                                                               ----       ----
                                                           (in thousands, except
                                                                 per share data)
Numerator:
  Net loss-numerator for basic and diluted loss per share.. $ (8,249)  $(39,455)
Denominator:
  Denominator for basic and diluted loss
    per share -- weighted average shares outstanding.......   18,918     23,287
Basic and diluted loss per share........................... $   (.44)  $  (1.69)


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

                                                   Six months ended June 30,
                                                      1999          2000
                                                      ----          ----
                                                         (in thousands)
Revenues:
   Germany.................................        $  5,455       $  8,223
   U.S.....................................              --             --
   Italy...................................             976          4,329
   Other...................................           2,022          3,259
                                                   --------       --------
   Total...................................        $  8,453       $ 15,811
                                                   ========       ========
Depreciation and Amortization:
   Germany.................................        $  2,381       $  2,946
   U.S.....................................             127          4,506
   Italy...................................             145            639
   Other...................................             120            667
                                                   --------       --------
   Total...................................        $  2,773       $  8,758
                                                   ========       ========

                                                   Six months ended June 30,
                                                      1999          2000
                                                      ----          ----
                                                         (in thousands)
Interest Expense:
     Germany...............................        $     16       $     81
     U.S...................................               9         17,952
     Italy.................................               7            151
     Other.................................              32              3
                                                   --------       --------
     Total.................................        $     64       $ 18,187
                                                   ========       ========
Interest Income:
     Germany...............................        $     10       $     53
     U.S...................................             373          3,126
     Italy.................................              --              9
     Other.................................              --              6
                                                   --------       --------
     Total.................................        $    383       $  3,194
                                                   ========       ========
Loss before Taxes:
     Germany...............................        $(11,723)      $ (7,581)
     U.S...................................            (597)       (30,986)
     Italy.................................            (765)        (3,458)
     Other.................................            (569)        (3,569)
                                                   --------       --------
     Total.................................        $(13,654)      $(45,594)
                                                   ========       ========
Income tax benefit:
     Germany...............................        $  5,305       $  6,139
     U.S...................................              --             --
     Italy.................................              --             --
     Other.................................               3             --
                                                   --------       --------
     Total.................................        $  5,305       $  6,139
                                                   ========       ========

Total Assets:
     Germany...............................        $ 36,681       $ 75,427
     U.S...................................          50,101        154,509
     Italy.................................           7,537         14,378
     Other.................................           2,467          6,340
                                                   --------       --------
     Total.................................        $ 96,786       $250,654
                                                   ========       ========


4.  Business Acquisitions

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

Effective June 30, 1999, the Company acquired 100% of the outstanding shares of Cybernet Italia S.p.A.(formerly Flashnet S.p.A.) for a total consideration of DM 52,816,000 ($27,890,000). DM 41,464,000 ($21,896,000) of the purchase price was paid in cash (in Italian Lire) with the remainder settled in exchange for the issuance of 301,290 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Cybernet Italia's results from June 30, 1999. Goodwill recorded in connection with the acquisition of Cybernet Italia, amounting to DM 32,136,000 ($16,970,000), is being amortized over 10 years.

Effective October 28 1999, the Company acquired of 51% of the outstanding shares of Novento Telecom AG ("Novento") and 51% of Multicall Telefonmarketing AG ("Multicall") for a consideration of DM 3,178,000 ($2,373,000). DM 2,002,000
($1,092,000) of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 39,412 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Novento and Multicall's results from October 28, 1999. Goodwill recorded in connection with the acquisition of Novento, amounting to DM 1,913,000 ($1,043,000) is being amortized over 10 years.

Effective October 29, 1999 the Company acquired the remaining 34% of the outstanding shares of Eclipse, in which the Company already owned 66% of the outstanding shares, for a total consideration of DM 4,320,000 ($2,356,000). DM 707,000 ($386,000) of the purchase price was paid in cash with the remainder settled by way of the depositing of 136,402 shares of the common stock of the Company in a pooling trust from which the shares will be released to the sellers. Goodwill recorded in connection with the acquisition of the remaining shares in Eclipse, amounting to DM 3,718,000 ($2,359,000), is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding at the end of 1997. Under the terms of the agreement the price was reviewed in light of the subsequent movement in the share price of Cybernet. As a consequence of this review an addition 108,390 shares were issued to the vendors in May 2000. Goodwill of DM 2,187,000 ($1,036,000) was recorded in Q2 1999, and is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding at the end of 1997.

Effective January 1, 2000, the Company acquired the remaining 49% of the outstanding shares of Novento Telecom AG ("Novento") and the remaining 49% of Multicall Telefonmarketing AG ("Multicall") (together "Novento"), businesses in which the Company already owned 51% of the outstanding shares, for a consideration of DM 10,860,000 ($5,582,000). DM 2,000,000 ($1,028,000)of the
purchase price was paid in cash with the remainder settled in exchange for the issuance of 543,812 shares of the common stock of the Company. Goodwill recorded in connection with the acquisition of the remaining shares in Novento, amounting to DM5,798,000 000 ($2,981,000) is being amortized over 5 years.

Effective April 17, 2000, the Company acquired Cybernet S.a.g.l., an internet service provider located in Lugano Switzerland, for a maximum purchase price of SFr 500,000 ($304,000) and 12,000 shares of our common stock. Of the SFr 500,000, SFr 100,000 will only be paid upon the achievement of certain revenue targets during the period from March 1, 2000 to August 31, 2000. The 12,000 shares of common stock will be released to the former owners only upon the achievement of certain revenue targets during the fiscal year 2000. Of the purchase price SFr 400,000 has been paid in cash. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Cybernet S.a.g.l's results from April, 1999. Goodwill recorded in connection with the acquisition of Cybernet S.a.g.l, amounting to DM454,000 ($222,000), is being amortized over 10 years.

Effective June, 2000, the Company acquired the remaining 49% of the outstanding shares of Sunweb AG, a business in which the Company already owned 51% of the outstanding shares, for a consideration of DM 1,887,000 ($917,000). The whole purchase price was paid in cash. Goodwill recorded in connection with the acquisition of the remaining shares in Sunweb amounting to DM1,887,000 ($917,000) is being amortized over 10 years.

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1999 and 2000 assume the acquisitions of Sunweb, Cybernet Italia, Novento and Multicall had occurred as of January 1, 1999.

                                              Six months ended June 30,
                                                 1999          2000
                                                 ----          ----
                                        (in thousand except per share data)
  Revenue ................................    $ 15,483       $ 15,811
  Net loss ...............................     (11,279)       (39,455)
  Basic and diluted loss per share .......       (0.54)         (1.69)


5.  Subsequent events

The Company has been repurchasing a portion of its 14% Senior Notes due 2009 (the "Notes"). During July 2000, the Company repurchased $50.3 millions of Notes at average prices equal to 44% of the face value of the Notes repurchased. As required by the terms of the Notes, the Company has established an escrow account to provide for payment in full of the first six scheduled interest payments on the Notes. The amounts contained in the escrow account are carried on the Company's balance sheet as "Restricted investments". As a result of the repurchase of Notes in July, approximately $13.2 million will be released from the escrow account and will be available to the Company. The price of the Notes repurchased in July net of amounts released from the escrow account was approximately $9 million. The face amount of the Notes outstanding after the July repurchases is approximately $100 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following table sets forth, for the periods indicated, the items of Consolidated Statements of Loss for the three month and six month periods ended June 30, 1999 and 2000, respectively, expressed as a percentage of total revenues:

                                               For three months ended    For six months ended
                                                     June 30,                   June 30,
                                                 1999         2000          1999         2000
                                                 ----         ----          ----         ----
Revenue
     Internet Projects.......................    23.2%        14.8%         29.1%        12.2%
     Network Services........................    76.8%        85.2%         70.9%        87.8%
Total revenues...............................   100.0%       100.0%        100.0%       100.0%

Cost of revenues:
     Internet Projects.......................    21.2%        14.5%         24.3%        12.4%
     Network Services........................    77.5%        59.7%         77.3%        73.4%
     Depreciation and amortization...........    24.6%        10.4%         18.3%        12.5%
Total cost of revenues.......................   123.3%        84.6%        120.0%        98.3%
Gross margin (loss)..........................   (23.3)%       15.4%        (20.0)%        1.7%

     General and administrative expenses.....    50.3%        57.9%         44.6%        74.5%
     Sales and Marketing expenses............    72.6%        40.3%         60.9%        40.7%
     Research and development................    19.2%         7.2%         25.4%         5.1%
     Depreciation and amortization...........     8.4%        41.3%         14.5%        42.9%
Total operating expenses.....................   150.6%       146.7%        145.4%       163.2%
Operating loss...............................  (173.9)%     (131.3)%      (165.3)%     (161.5)%
Interest expense.............................     1.2%       106.6%          0.8%       115.0%
Interest income..............................     2.7%        21.4%          4.5%        20.2%
Realized foreign currency translation losses.     0.0%        (1.8)%         0.0%       (32.0)%
Loss before taxes and minority interest......  (172.4)%     (218.3)%      (161.5)%     (288.4)%
Income tax benefit...........................    68.3%        36.7%         62.7%        38.8%
Net loss before minority interest............  (104.0)%     (181.6)%       (98.8)%     (249.5)%
Minority interest............................     2.2%         0.0%          1.2%         0.0%
Net loss.....................................  (101.8)%     (181.6)%       (97.6)%     (249.5)%

Results of operations -- Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

Revenues

Total revenues increased 90.3% from $4,599,000 in the three months to June 30, 1999 to $8,753,000 in the second quarter of 2000, primarily as a result of increased Network Services revenues. Internet Project revenues increased 21.1% from $1,067,000 in the second quarter of 1999 to $1,292,000 for the same period in 2000, while Network Services revenues increased 111.2% from $3,532,000 to $7,461,000. The second quarter Network Services revenues represented 76.8% of total revenues in 1999, as compared with 85.2% in 2000.

The increase in revenues from Network Services is mainly a result of expansion of our customer base, which provides us with a stream of recurring revenues. Although we have focused on building recurring revenues from Network Services, building relations with Internet Project customers remains a continuing strategy. In addition, revenues for the three months ended June 30, 1999 reflect $2,227,000 of Cybernet Italia revenues, and $1,138,000 of Novento's revenues in the second quarter of 2000. Both of these companies were acquired after June
1999. The revenues of these companies are derived primarily from Network Services. Excluding the revenues of these acquisitions, Network Services revenues increased 16.0% in the second quarter of 2000 compared with revenues of the corresponding period in 1999, and Internet Projects revenues increased by 21.1%.

From the second quarter of 1999 to the second quarter of 2000, the Euro depreciated approximately 16.5% against the US dollar. As our principal operating currency is the Euro, the depreciation of the Euro had an unfavorable impact on our revenues which are reported in US dollars. Reported US dollar revenues increased approximately 90% in the second quarter of 2000 over the same period in 1999. Had the exchange rate of the Euro remained stable against the US dollar during this period, our US dollar revenues would have increased approximately 115%.

Costs of Revenues

Total costs of revenues increased 30.6% from $5,672,000 in the second quarter of 1999 to $7,409,000 in the second quarter of 2000. Cost of revenues as a percentage of revenues fell from 123.3% in the second quarter of 1999 to 84.6% in the second quarter of 2000. Cost of revenues mainly consists of (i) telecommunications expenses, (ii) technical and operations personnel and related overhead costs, (iii) the cost of hardware and software sold, (iv) amortization of product development costs, (v) depreciation of network facilities and equipment, and (vi) consulting expenses in the area of network and software development. Telecommunications expenses mainly represent the cost of transporting Internet traffic from our customer's location through a local telecommunications carrier to one of our access nodes and the cost of leasing lines to interconnect our backbone nodes. Technical and operational personnel included in cost of revenues are those individuals involved in the managing of our network and the providing services over this network. We had 64 such technical and operations personnel on June 30, 2000 and approximately 90 such personnel at June 30, 1999.

The cost of revenues from Internet Projects increased by 30.2% from $977,000 in the second quarter of 1999 to $1,272,000 in the second quarter of 2000. Cost of Internet Projects as a percentage of related revenues increased from 91.6% in the second quarter of 1999 to 98.5% in the second quarter of 2000.

The cost of revenues from Network Services increased 46.7% from $3,564,000 in the second quarter of 1999 to $5,228,000 in the second quarter of 2000. This increase primarily resulted from the additional leased line expenses related to the expansion of our network backbone, additional leased lines to our customer's premises, an increase in network personnel and consolidation of expenses of companies acquired in 1999. Cost of Network Services as a percentage of related revenues decreased from 100.9% in the second quarter of 1999 to 70.1% in the second quarter of 2000. This decrease is primarily attributable to improved network utilization and heightened productivity of personnel in our network operations.

Depreciation and amortization included in the cost of revenues decreased from $1,131,000 in the second quarter of 1999 to $909,000 in the second quarter of 2000. This decrease reflects a reclassification of depreciation from operating expenses to cost of revenue which took place in the second quarter of 1999 and caused an unusually high charge for that quarter.

General and Administrative Expenses

General and administrative expenses increased 119.0% from $2,314,000 in the second quarter of 1999 to $5,068,000 in the second quarter of 2000. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent, and external legal and accounting advisory costs. The increase in our general and administrative expenses reflects the costs of building a corporate infrastructure to support our anticipated growth and the addition of the general and administrative expenses of the companies acquired in the last six months of 1999. We incurred significant legal, accounting and other external advisory costs associated with our financing activities, acquisitions and alliances in the second half of 1999. As a percentage of revenues, general and administrative expenses increased from 50.3% in the second quarter of 1999 to 57.9% in the second quarter of 2000.

Within general and administrative expenses are the personnel cost of general and administrative personnel and technical staff who are not involved in the day to day management of the network. These personnel totaled 71 at the end of June 2000. The non technical general and administrative personnel increased from approximately 59 at the end of June 1999 to 86 at the end of June 2000. Most of these additions were made to the financial, human resources, and IT management of the operating companies and to the executive management in the corporate headquarters. We made reductions in support functions and related overhead in the fourth quarter of 1999. These reduced general and administrative expenses by 29% in the three months ended March 31, 2000 as compared to the three months ended December 31, 1999, and a further decrease of 25% in the three months to June 30, 2000 (see also the section on comparatives to previous quarters at the end of this MD&A section).

Excluding the general and administrative expenses in the companies acquired since the end of the second quarter of 1999, general and administrative expenses increased 75% from $2,314,000 in the second quarter of 1999 to $4,090,000 in the second quarter of 2000.

Sales and Marketing Expenses

Sales and marketing expenses increased by 5.6% from $3,340,000 in the second quarter of 1999 to $3,528,000 in the second quarter of 2000. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. The number of sales and marketing staff increased from approximately 88 on June 30, 1999 to 127 on June 30, 2000. As a percentage of revenues, our sales and marketing expenses decreased from 72.6% in the second quarter of 1999 to 40.3% in the second quarter of 2000.

Excluding the sales and marketing expenses in the companies acquired since the end of the second quarter of 1999, sales and marketing expenses decreased 14% from $3,340,000 in the second quarter of 1999 to $2,860,000 in the second quarter of 2000.

Research and Development

Research and development expenses decreased 29.1% from $883,000 in the second quarter of 1999 to $626,000 in the second quarter of 2000. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. As a percentage of revenues, research and development decreased from 19.2% in the second quarter of 1999 to 7.2% in the second quarter of 2000.

Depreciation and Amortization

Depreciation and amortization expenses increased from $387,000 in the second quarter of 1999 to $3,619,000 in the second quarter of 2000. This increase reflects increased depreciation of property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and in particular increased amortization of goodwill related to our acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the tangible assets of those companies. Goodwill is amortized over 5 - 10 years. In addition, in the second quarter of 1999 there was a reclassification of depreciation from operating expenses to cost of revenue resulting in a lower charge for the quarter under operating expenses.

Interest Income and Expense

Interest expense increased from $53,000 in the second quarter of 1999 to $9,331,000 in the second quarter of 2000 as a result of our issuance of debt securities in the second half of 1999. Interest income increased from $123,000 in the second quarter of 1999 to $1,869,000 in the second quarter of 2000 as a result of interest earned on the unutilized proceeds of these offerings.

In the second quarter of 2000 we incurred net foreign exchange losses of $155,000 because our borrowings are denominated in US dollars but our principal operating currency is the Euro. Such losses will continue if the US dollar continues to strengthen against the Euro.

Income Taxes

We recorded income tax benefits of $3,143,000 in the second quarter of 1999 and $3,212,000 in the second quarter of 2000, arising principally from operating losses. Although we have additional operating losses, a valuation allowance has been established to reflect the estimated amount of the tax benefit that may not be realized. The majority of the operating losses and the associated valuation allowance are associated with operations subject to taxation under the German tax code. Under the current German tax code, these net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

Results of operations -- Six Months Ended June 30, 2000
  Compared to the Six Months Ended June 30, 1999

Revenues

Total revenues increased 87% from $8,453,000 in the six months to June 30, 1999 to $15,81,000 in the first six months of 2000, primarily as a result of increased Network Services revenues. Internet Project revenues decreased 21.6% from $2,459,000 in the first six months of 1999 to $1,928,000 for the same period in 2000, while Network Services revenues increased 131.6% from $5,994,000 to $13,883,000. The first six months Network Services revenues represented 70.9% of total revenues in 1999, as compared with 87.8% in 2000.

The increase in revenues from Network Services is mainly a result of expansion of our customer base, which provides us with a stream of recurring revenues. Although we have focused on building recurring revenues from Network Services, building relations with Internet Project customers remains a continuing strategy. In addition, revenues for the six months ended June 30, 2000 reflect $3,361,000 of Cybernet Italia revenues, and $2,406,000 of Novento's revenues. These companies were acquired after June 1999. The revenues of these companies are derived primarily from Network Services. Excluding the revenues of these acquisitions, Network Services revenues increased 35.5% in the first six months of 2000 compared with revenues of the corresponding period in 1999, and Internet Projects revenues decreased by 21.9%.

From the first six months of 1999 to the first six months of 2000, the Euro depreciated approximately 13% versus the US dollar. As our principal operating currency is the Euro, the depreciation of the Euro had an unfavorable impact on our revenues which are reported in US dollars. Reported US dollar revenues increased approximately 87% in the first six months of 2000 over the same period in 1999. Had the exchange rate of the Euro remained stable against the US dollar during this period, our US dollar revenues would have increased approximately 112%.

Costs of Revenues

Total costs of revenues increased 53.4% from $10,135,000 in the first six months of 1999 to $15,544,000 in the first six months of 2000. Cost of revenues as a percentage of revenues fell from 120.0% in the first six months of 1999 to 98.3% in the first six months of 2000. Cost of revenues mainly consists of (i) telecommunications expenses, (ii) technical and operations personnel and related overhead costs, (iii) the cost of hardware and software sold, (iv) amortization of product development costs, (v) depreciation of network facilities and equipment, and (vi) consulting expenses in the area of network and software development. Telecommunications expenses mainly represent the cost of transporting Internet traffic from our customer's location through a local telecommunications carrier to one of our access nodes and the cost of leasing lines to interconnect our backbone nodes. Technical and operational personnel included in cost of revenues are those individuals involved in the planning, building and managing of our network and the providing services over this network.

The cost of revenues from Internet Projects decreased by 4.4% from $2,056,000 in the first six months of 1999 to $1,966,000 in the first six months of 2000. Cost of Internet Projects as a percentage of related revenues increased from 24.3% in the first six months of 1999 to 102.0% in the first six months of 2000.

The cost of revenues from Network Services increased 77.6% from $6,534,000 in the first six months of 1999 to $11,602,000 in the first six months of 2000. This increase primarily resulted from the additional leased line expenses related to the expansion of our network backbone, additional leased lines to our customer's premises, a large increase in network personnel and consolidation of expenses of companies acquired in 1999. Cost of Network Services as a percentage of related revenues decreased from 109.0% in the first six months of 1999 to 83.6% in the first six months of 2000. This decrease is primarily attributable to improved network utilization and heightened productivity of personnel in our network operations.

Depreciation and amortization included in the cost of revenues, increased 27.9% from $1,545,000 in the first six months of 1999 to $1,976,000 in the first six months of 2000 as a result of investments in our own network infrastructure and supporting systems.

General and Administrative Expenses

General and administrative expenses increased 212.6% from $3,770,000 in the first six months of 1999 to $11,785,000 in the first six months of 2000. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent, and external legal and accounting advisory costs. The increase in our general and administrative expenses reflects the costs of building a corporate infrastructure to support our anticipated growth and the addition of the general and administrative expenses of the companies acquired in the last six months of 1999. We incurred significant legal, accounting and other external advisory costs associated with its financing activities, acquisitions and alliances in the second half of 1999. As a percentage of revenues, general and administrative expenses increased from 44.6% in the first six months of 1999 to 74.5% in the first six months of 2000.

Within general and administrative expenses are the personnel cost of general and administrative personnel as well as technical staff who are not involved in the day to day management of the network. These personnel totaled 71 at the end of June 2000. The non technical general and administrative personnel increased from approximately 59 at the end of June 1999 to 86 at the end of June 2000. Most of these additions were made to the financial, human resources, and IT management of the operating companies and to the executive management in the corporate headquarters.

Excluding the general and administrative expenses in the companies acquired since the end of the first six months of 1999, general and administrative expenses increased 170% from $3,770,000 in the first six months of 1999 to $10,169,000 in the first six months of 2000.

Sales and Marketing Expenses

Sales and marketing expenses increased by 25% from $5,147,000 in the first six months of 1999 to $6,434,000 in the first six months of 2000. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. The growth in these expenses was partially due to additions to the sales and marketing staff which increased from approximately 88 on June 30, 1999 to 127 on June 30, 2000. As a percentage of revenues, our sales and marketing expenses decreased from 60.9% in the first six months of 1999 to 40.7% in the first six months of 2000.

Excluding the sales and marketing expenses in the companies acquired since the end of the first six months of 1999, sales and marketing expenses decreased 1% from $5,147,000 in the first six months of 1999 to $5,114,000 in the first six months of 2000.

Research and Development

Research and development expenses decreased 62.6% from $2,146,000 in the first six months of 1999 to $803,000 in the first six months of 2000. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. As a percentage of revenues, research and development decreased from 25.4% in the first six months of 1999 to 5.1% in the first six months of 2000.

Depreciation and Amortization

Depreciation and amortization expenses increased from $1,228,000 in the first six months of 1999 to $6,781,000 in the first six months of 2000. This increase reflects increased depreciation of property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and in particular increased amortization of goodwill related to our acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the tangible assets of those companies. Goodwill is amortized over 5 - 10 years.

Interest Income and Expense

Interest expense increased from $64,000 in the first six months of 1999 to $18,187,000 in the first six months of 2000 as a result of our issuance of debt securities in the second half of 1999. Interest income increased from $383,000 in the first six months of 1999 to $3,194,000 in the first six months of 2000 as a result of interest earned on the unutilized proceeds of these offerings.

In the first six months of 2000 we incurred net foreign exchange losses of $5,065,000 because our borrowings are denominated in US dollars but our principal operating currency is the Euro. We will continue to record such losses if the US dollar strengthens against the Euro.

Income Taxes

We recorded income tax benefits of $5,302,000 in the first six months of 1999 and $6,139,000 in the first six months of 2000, arising principally from operating losses. Although we have additional operating losses, a valuation allowance has been established to reflect the estimated amount of the tax benefit that may not be realized. The majority of the operating losses and the associated valuation allowance are associated with operations subject to taxation under the German tax code. Under the current German tax code, these net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

Liquidity and Capital Resources

Cash Flow

Operating activities used cash of $33,617,000 in the first six months of 2000 compared to $11,344,000 for the comparable period in 1999. This is principally the result of higher net losses as explained above.

For the first six months of 2000 investing activities provided cash of $14,967,000 compared to cash used of $36,040,000 for the comparable period in 1999. This increase in cash generated from investing activities represents the net proceeds from the purchase and sale of short-term investments, partially offset by the cash outflows for the purchases of property and equipment ($16,426,000). Expenditures for property and equipment consisted principally of the fit-out of Points of Presence and data facilities, the purchases of computer hardware and software and other expenditures related to our Internet backbone and equipment.

For the first six months of 2000, net cash provided by financing activities was $780,000 compared to $23,805,000 in the same period in 1999.

Working Capital

On June 30, 2000, our working capital, defined as the excess of our current assets over our current liabilities, was $78,274,000 as compared $102,724,000 at December 31, 1999.

Our accounts receivable as of June 30, 2000, reflects $8,689,0000 for net accounts receivable compared to $9,162,000 as at December 31, 1999. We have taken steps to improve the timely collection of receivables, some of which have started to show an impact.

Cash and cash equivalents amounted to $53,505,000 at June 30, 2000 compared $73,213,000 at December 31, 1999. Of this, approximately $43,500,000 is held in US dollars. We also had various short-term investments denominated in Euro's totaling $15,800,000 at June 30, 2000. In addition, at June 30, 2000 we had approximately $47,820,000 of restricted cash held in escrow, to meet the next five semi-annual interest payments on our 14% Senior Notes. This amount is invested in US Government securities.

Credit Arrangements

As of June 30, 2000, we had short-term unsecured overdraft facilities under which we and our subsidiaries could borrow up to $1,195,000. These facilities are denominated in Italian Lire (in the amount of $1,125,000) and Austrian Schilling (in the amount of $69,000). The interest rates fluctuate based upon current lending rates. The weighted average borrowing rate on these facilities was 6.43% as June 30, 2000. In addition, certain of our banks provide overdraft protection exceeding the limits specified in these agreements As of June 30, 2000, we and our subsidiaries had used $35,000 of these facilities. In addition, as June 30, 2000, we had long-term capitalized lease obligations of $5,122,000.

Capital Expenditures

For the six months ended June 30, 2000, capital expenditures totaled approximately $16,572,000. We funded these capital expenditures primarily from net cash provided by financing activities. Our investments in the first six months of 2000 included: (i) investments in our backbone infrastructure and equipment approximately totaling DM 4,694,000 ($2,304,000), (ii) investments in data facilities and data center premises totaling approximately DM 17,600,000 ($8,642,000), and (iii) investments in other equipment totaling approximately DM 11,322,000 ($5,480,000).

Comparison of last three quarters in Euro's

We set out below a summary of the development of our results over the last three quarters in Euro (which is equivalent to 1.95583 DM). We are showing the amounts in Euro's as this is the main currency in which we operate; and the impact of exchange rate movements is eliminated - the dollar amounts are included in parentheses for reference

                                     Three months ended        Three months ended        Three months ended
                                      December 31, 1999          March 31, 2000             June 30, 2000
                                     ------------------        ------------------        ------------------
                                                    (in thousands - Euro unless stated)
                                                (in thousands, except Revenue per employee)
                                     Euro        (US $)         Euro        (US $)        Euro        (US $)
                                     ----        ------         ----        ------        ----        ------
Revenue ..........................   7,212      ($7,554)        7,163      ($7,058)       9,303      ($8,753)
Cost of revenue - excluding
  depreciation and amortization ..   7,923      ($8,318)        7,173      ($7,068)       6,957      ($6,500)
                                   -------      -------        ------     --------      -------      -------
Gross margin - before
  depreciation and amortization ..    (711)       ($764)          (10)        ($10)       2,346      ($2,253)
Operating expenses - excluding
  depreciation and amortization ..  14,222     ($14,973)        9,946      ($9,800)       9,864      ($9,222)
                                   -------     --------        ------     --------      -------      -------
EBIDTA (Operating result before
  depreciation and amortization) . (14,933)    ($15,737)       (9,956)     ($9,810)      (7,518)     ($6,969)
 ................................. -------     --------        ------     --------      -------    ---------
Revenue per employee .............  67,718     ($70,930)       79,149     ($77,989)     107,085    ($100,754)

Revenue

Revenue denominated in Euro's fell slightly from the fourth quarter of 1999 to the first quarter of 2000, due to a slow down in project revenue. This slow down resulted from certain projects not being fully completed and therefore not billed during the first quarter of 2000. Revenue increased by 29.9% in the second quarter of 2000 compared with the first quarter of 2000 reflecting the completion of projects, and the continued development of the recurring revenue streams. Italy in particular reported increased revenue in the second quarter of 2000 resulting from a higher number of business customers for connectivity services, including dedicated lines and dial-up products.

Cost of revenues

Total cost of revenues, excluding depreciation and amortization, denominated in Euro's decreased by 3% in the second quarter of 2000 compared with the first quarter of 2000. Cost of revenue, excluding depreciation and amortization, as a percentage of sales decreased from 110% in the fourth quarter of 1999 to 100% in the first quarter of 2000 and to 75% in the second quarter of 2000. This reflects the greater cost efficiencies being obtained by higher utilization of our infrastructure and the lower level of technical and operational staff now deployed.

Gross margin

The higher revenue and lower level of costs of sales has increased our gross margin, before depreciation and amortization as denominated in Euro over the last three quarters. This has increased from a negative margin of 10% in the fourth quarter of 1999 to 0% in the first quarter of 2000 and 25% in the second quarter of 2000. The gross margin, before depreciation and amortization of the network services has increased from a negative margin of 20% in fourth quarter of 1999, to 1% in the first quarter of 2000 and 29% in the second quarter of 2000.

General and Administrative expenses

General and administrative expenses denominated in Euro have decreased from Euro 8,967,000 ($9,471,000) in the fourth quarter of 1999 to Euro 6,816,000
($6,716,000)  in the  first  quarter  of 2000  and  further  to  Euro  5,457,000
($7,461,000) in the second quarter of 2000. This represents a reduction as a percentage of sales from 124% in the fourth quarter of 1999 to 95% in the first quarter of 2000 and 59% in the second quarter of 2000. This reflects the reduction in the level of staff and related overheads which we started in the fourth quarter of 1999. The lower general and administrative expenses also reflects additional cost controls which have been implemented by management towards the end of 1999 and in 2000.

Sales and marketing expenses

Sales and marketing expenses denominated in Euro decreased from Euro 4,747,000 ($4,994,000) the fourth quarter of 1999 to Euro 2,949,000 ($2,906,000) in the first quarter of 2000 reflecting a reduction in staff, and a general reduction in marketing expenses and the implementation of tight cost control. Sales and marketing expenses denominated in Euro subsequently increased in the second quarter of 2000 to Euro 3,751,000 ($3,528,000) as a result of increased advertising expense, and the replacement of some of the sales and marketing staff who departed the company at the end of 1999 and the start of 2000.

Research and development

Research and development expenses denominated in Euro decreased from Euro 509,000 ($509,000) the fourth quarter of 1999 to Euro 180,000 ($177,000) in the first quarter of 2000. Research and development expenses denominated in Euro increased in the second quarter of 2000 to Euro 657,000 ($626,000).

EBIDTA

EBIDTA, operating results before depreciation and amortization, as denominated in Euro have improved from a loss of Euro 14,933,000 ($15,373,000) in the fourth quarter of 1999 to losses of Euro 9,956,000 ($9,800,000) in the first quarter of 2000 and Euro 7,518,000 in the second quarter of 2000. This improved result is due to the increased revenue and cost saving exercise implemented by management.

Other matters

The Company has been repurchasing a portion of its 14% Senior Notes due 2009 (the "Notes"). During July 2000, the Company repurchased $50.3 millions of Notes at average prices equal to 44% of the face value of the Notes repurchased. As required by the terms of the Notes, the Company has established an escrow account to provide for payment in full of the first six scheduled interest payments on the Notes. The amounts contained in the escrow account are carried on the Company's balance sheet as "Restricted investments". As a result of the repurchase of Notes in July, approximately $13.2 million will be released from the escrow account and will be available to the Company. The price of the Notes repurchased in July net of amounts released from the escrow account was approximately $9 million. The face amount of the Notes outstanding after the July repurchases is approximately $100 million.

As noted in our 10K for December 1999, we offer voice services to our customers. We have been pursuing a strategy pursuant to which we would own voice switches and have interconnection agreements with other operators as necessary. We are now reconsidering whether it is best for us to use such traditional voice telephony technology, or whether it would be more appropriate to use different technologies which would be more closely aligned to our internet protocol services and technology, or whether to continue using third party telecommunications operators, or use a combination of these possibilities.

At the end of the first half of the year we completed a data center in Frankfurt of approximately 3,350 net square meters, and a second data centre of similar size was completed in Munich in July 2000. We continue to believe that such data centres will be a profitable product line, and are pushing ahead with the completion of a third data centre in Hamburg.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We  do  not  utilize  market-risk-sensitive   instruments,  such  as  derivative
financial instruments. Our primary market risk is in the area of interest rate and foreign currency exchange rate fluctuations.

We maintain our cash balances in deposits at banks and in highly liquid short-term investments, such as money market funds and U.S. Treasury Bonds, therefore lowering our exposure to interest income risks. As a result of our sale of Units consisting of 14% Senior Notes due 2009 and warrants in July 1999 (the "Unit Offering"), as well as our sale of Convertible Notes in August, 1999 we have a substantial amount of debt in U.S. dollars.

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

All of our revenues and a significant portion of our expenses are denominated in currencies other than our reporting currency, the U.S. dollar. Approximately 52% of our revenues in the first six months of 2000 were denominated in Deutsche Marks and another 38% of revenues were denominated in other European Monetary Union member currencies. The majority of our foreign exchange rate exposure relates to the translation of our Deutsche Mark financial statements into U.S. dollars which is impacted by changes in the exchange rates between the Euro and the U.S. dollar.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CYBERNET INTERNET SERVICES INTERNATIONAL, INC.


                           BY: /s/ Andreas Eder
                               ------------------------------
                               Andreas Eder
                               Chairman of the Board, President, and
                               Chief Executive Officer

                           BY: /s/ Paolo Di Fraia
                               ------------------------------
                               Paolo Di Fraia
                               Chief Financial Officer and Treasurer

Dated:  August 15, 2000