Form 10QSB
period 2000-09-30
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2000-11-07
CIK 1070658

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's class of Common Stock as of September 30, 2000: 23,355,663

================================================================================

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I  FINANCIAL INFORMATION ......................................     3
   ITEM 1.  FINANCIAL STATEMENTS ...................................     3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             AND RESULTS OF OPERATIONS .............................    10
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK ...........................................    16

PART II  OTHER INFORMATION .........................................    17
   ITEM 1.  LEGAL PROCEEDINGS ......................................    17
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..............    17
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ........................    17
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....    17
   ITEM 5.  OTHER INFORMATION ......................................    17
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................    17

SIGNATURES .........................................................    17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,  September 30,
                                                         1999         2000
                                                         ----         ----
                                                     (in thousands, except share
                                                        data) - (Unaudited)
 ASSETS
   Cash and cash equivalents .......................     e72,879      e18,123
   Short-term investments ..........................      41,048       32,683
   Accounts receivable--trade, net of allowance
    for doubtful accounts of Euro 1,187,000 and
    Euro 1,422,000 at December 31, 1999 and
    September 30, 2000 respectively ................       9,120       11,041
   Other receivables ...............................       5,029        6,288
   Restricted investments ..........................      10,045       15,512
   Prepaid expenses and other assets ...............       2,191        1,095
                                                        --------     --------
   Total current assets ............................     140,312       84,742

   Property and equipment, net .....................      28,349       46,183
   Product development costs, net ..................       3,082        2,314
   Goodwill, net ...................................      26,120       27,411
   Deferred income taxes ...........................      20,676       30,888
   Restricted investments ..........................      47,938       13,295
   Other assets ....................................      20,009       19,392
                                                        --------     --------

TOTAL ASSETS .......................................    e286,486     e224,225
                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Overdrafts and short-term borrowings ..........        e435         e424
     Trade accounts payable ........................      18,146       10,765
     Other accrued liabilities .....................      15,076        8,439
     Current portion long term debt and
      capital lease obligations ....................       1,720        1,057
     Accrued personnel costs .......................       2,681        1,839
                                                        --------     --------
          Total current liabilities ................      38,058       22,524

     Long-term debt ................................     177,557      170,739
     Capital lease obligations .....................       2,426        2,652
SHAREHOLDERS' EQUITY
   Common stock $.001 par value, 50,000,000
    shares authorized, 20,970,000 and
    23,355,663 shares issued and outstanding
    at December 31, 1999 and September 30, 2000
    respectively ...................................          19           20
   Preferred stock $.001 par value,
    50,000,000 shares authorized, 4,793,000 and
    3,180,000 issued and outstanding December 31,
    1999 and September 30, 2000 respectively .......           3            2
     Additional paid in capital ....................     123,818      129,466
     Accumulated deficit ...........................     (53,885)     (99,808)
     Other comprehensive income (loss) .............      (1,510)      (1,370)
                                                        --------     --------
     Total shareholders' equity ....................      68,445       28,310
                                                        --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........    e286,486     e224,225
                                                        ========     ========



           See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                         CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)


                                       Three months ended    Nine months ended
                                           September 30         September 30
                                        -----------------     -----------------
                                         1999       2000       1999       2000
                                         ----       ----       ----       ----
                                         (in thousands, except per share data)
Revenue
     Internet Projects .............      e953     e1,143     e3,211     e3,151
     Network Services ..............     4,999      8,403     10,505     22,861
                                       -------    -------    -------    -------
Total revenues .....................     5,952      9,546     13,716     26,012
Direct cost of services ............     3,492      6,528      7,874     17,074
                                       -------    -------    -------    -------
Gross margin .......................     2,460      3,018      5,842      8,938
Other costs and expenses
    Network operations .............     2,143      2,201      5,071      5,980
    General and administrative
     expenses ......................     4,045      3,770      8,357     15,258
    Sales and marketing expenses ...     2,402      2,358      7,130      9,776
    Research and development .......     1,829        564      3,531      1,273
    Depreciation and amortization ..     2,379      4,398      4,927     13,517
                                       -------    -------    -------    -------
Total Other costs and expenses .....    12,798     13,291     29,016     45,804
Operating loss .....................   (10,338)   (10,273)   (23,173)   (36,866)
Interest expense ...................     7,657      8,562      7,716     27,502
Interest income ....................     1,679      1,327      2,031      4,653
Foreign currency gains (losses) ....      (606)    (3,883)      (606)    (9,158)
                                       -------    -------    -------    -------
Loss before taxes and minority
 interest ..........................   (16,922)   (21,391)   (29,463)   (68,873)
Income tax benefit .................     7,846      3,814     12,716     10,207
                                       -------    -------    -------    -------
Net loss before minority interest ..    (9,076)   (17,577)   (16,748)   (58,666)
Minority interest ..................        --         --         94         --
                                       -------    -------    -------    -------
Net loss before Extraordinary items     (9,076)   (17,577)   (16,654)   (58,666)
Extraordinary items:
    Profit on early extinguishment
     of debt (net of tax) ..........        --     12,743         --     12,743
                                       -------    -------    -------    -------
Net loss ...........................   e(9,076)   e(4,834)  e(16,654)  e(45,923)
                                       =======    =======    =======    =======
Earnings per share
    Basic and diluted
    Loss per share before
     extraordinary items ...........     (0.44)     (0.76)     (0.85)     (2.53)
    Gain per share for extraordinary
     items .........................        --       0.55         --       0.55
                                       -------    -------    -------    -------
    Net loss per share .............     (0.44)     (0.21)     (0.85)     (1.98)
                                       =======    =======    =======    =======
Number of shares used to compute
 earnings per share ................    20,737     23,236     19,526     23,156
                                       =======    =======    =======    =======



           See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For nine months ended
                                                               September 30,
                                                          ----------------------
                                                            1999         2000
                                                            ----         ----
Cash Flows from Operating Activities:                       (in thousands)
Net loss .............................................    e(16,654)    e(45,923)

Adjustments to reconcile net loss to net
 cash used by operations:
    Deferred tax credit ..............................     (13,021)     (10,212)
    Depreciation and amortization ....................       4,927       13,517
    Provision for losses on accounts receivable ......         170         (235)
    Amortization of bond discount ....................       1,265        4,215
    Accreted interest expense on long term debt ......       1,181        7,601
    Profit on early extinguishment of debt ...........          --      (12,743)
    Foreign currency translation loss ................         606        9,158

Changes in operating assets and liabilities:
    Trade accounts receivable ........................      (2,308)      (1,686)
    Other receivables ................................        (801)      (1,260)
    Other assets .....................................      (8,858)          39
    Prepaid expenses and other current assets ........        (233)       1,097
    Trade accounts payable ...........................       3,323       (7,381)
    Other accrued expenses and liabilities ...........       5,518       (6,636)
    Accrued personnel costs ..........................         681         (842)
                                                          --------     --------
       Total changes in operating assets
         and liabilities .............................      (2,678)     (16,669)
                                                          --------     --------
     Net cash (used in) operating activities .........     (24,204)     (51,291)

Cash Flows from Investing Activities:
Purchase of short term investments ...................          --      (35,740)
Proceeds from sale of short term investments .........          67       79,838
Purchase of property and equipment ...................     (10,055)     (25,014)
Product development costs ............................        (729)        (162)
Acquisition of businesses, net of cash acquired ......     (21,330)      (1,857)
Payment of deferred purchase obligations .............      (3,862)          --
                                                          --------     --------
     Net cash (used in) provided by investing
      activities .....................................     (35,909)      17,065

Cash Flows from Financing Activities:
Proceeds from issuance of bonds and other
 borrowings ..........................................     163,210          798
Proceeds from the issuance of bond warrants ..........      48,006           --
purchase of Restricted investments ...................     (55,170)          --
Repayment of borrowings ..............................        (358)     (27,106)
                                                          --------     --------
     Net cash (used in) provided by financing
      activities .....................................     155,688      (26,308)
                                                          --------     --------
Impact of foreign exchange rate changes ..............        (941)       5,778
                                                          --------     --------
Net (decrease) increase in cash and cash
 equivalents .........................................      94,634      (54,756)
Cash and cash equivalents at beginning of period .....      36,711       72,879
                                                          --------     --------
Cash and cash equivalents at end of period ...........    e131,345      e18,123
                                                          ========     ========


           See accompanying notes to consolidated financial statements

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine months ending September 30, 2000 are not necessarily indicative of results to be expected for the year ended December 31, 2000. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's annual report of Form 10-K for the year ended December 31, 1999.

The Company changed its reporting currency from US dollars to Euro's ('e') in the quarter ended September 30, 2000. This change was made because management believes that it results in a more meaningful presentation of the financial position and results of operations of the Company since the majority of its operations are conducted in currencies that are linked to the Euro. All prior period amounts have been translated to the Euro using the dollar Euro rate in effect for those periods.

In addition, during the third quarter of 2000 management revised the layout of the consolidated statements of loss to be more comparable with peer group companies, and in management's belief, to make the financial statements more useable to readers. Prior period statements have been reclassified to conform with the current presentation. The principal revision relates to the statement of operations where direct cost of service has replaced costs of revenues. Direct cost of service consists of 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customer's location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Depreciation and amortisation is no longer allocated to direct cost of service. Cybernet mainly utilizes leased lines for it's network backbone, and for connecting network to its major customers premises.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                             September 30,
                                                       -------------------------
                                                         1999            2000
                                                         ----            ----
                                                          (in thousands, except
                                                             per share data)
Numerator:
     Net loss-numerator for basic and
      diluted loss per share ...................       e(16,654)       e(45,923)
Denominator:
     Denominator for basic and diluted
      loss per share--weighted average
      shares outstanding .......................         19,526          23,165
Basic and diluted loss per share ...............         e(0.85)         e(1.98)


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

                                                            Nine months ended
                                                              September 30
                                                      --------------------------
                                                         1999             2000
                                                         ----             ----
                                                             (in thousands)
Revenues:
     Germany .................................           e7,062         e14,412
     US ......................................               --              --
     Italy ...................................            3,801           6,213
     Other ...................................            2,853           5,387
                                                      ---------        --------
     Total ...................................          e13,716         e26,012
                                                      =========        ========
Depreciation and Amortization:
     Germany .................................           e4,025          e4,818
     US ......................................              306           6,551
     Italy ...................................              280           1,024
     Other ...................................              316           1,124
                                                      ---------        --------
     Total ...................................           e4,927         e13,517
                                                      =========        ========
Interest Expense:
     Germany .................................              e21            e154
     US ......................................            7,578          27,066
     Italy ...................................              104             277
     Other ...................................               12               5
                                                      ---------        --------
     Total ...................................           e7,716         e27,502
                                                      =========        ========
Interest Income:
     Germany .................................              e14            e127
     US ......................................            2,017           4,510
     Italy ...................................               --              12
     Other ...................................               --               4
                                                      ---------        --------
     Total ...................................           e2,031          e4,653
                                                      =========        ========
Loss before Taxes:
     Germany .................................         e(18,328)       e(12,324)
     US ......................................           (8,722)        (46,396)
     Italy ...................................           (1,805)         (5,008)
     Other ...................................             (608)         (5,145)
                                                      ---------        --------
     Total ...................................         e(29,463)       e(68,873)
                                                      =========        ========
Income tax benefit:
     Germany .................................           e8,179         e10,207
     US ......................................            4,510              --
     Italy ...................................               33              --
     Other ...................................               (6)             --
                                                      ---------        --------
     Total ...................................          e12,716         e10,207
                                                      =========        ========

Total Assets:
     Germany .................................          e41,037         e89,841
     US ......................................          232,579         112,237
     Italy ...................................            9,995          13,825
     Other ...................................            2,875           8,322
                                                      ---------        --------
     Total ...................................         e286,486        e224,225
                                                      =========        ========


4. Business Acquisitions

Effective April 13, 1999, the Company acquired 51% of the outstanding shares of Sunweb Internet Services SIS AG ("Sunweb") for a total consideration of Euro 1,587,000. Euro 924,000 of the purchase price was paid in cash (in Swiss Francs) with the remainder settled in exchange for the issuance of 25,680 shares of the common stock of the Company. Goodwill recorded in connection with the acquisition, amounting to Euro 1,369,000, is being amortized over 10 years. Effective June, 2000, the Company acquired the remaining 49% of the outstanding shares of Sunweb AG, for a consideration of Euro 480,000. The entire purchase price was paid in cash. Goodwill recorded in connection with the acquisition of the remaining shares in Sunweb amounting to Euro 480,000 was recorded in Q2 1999, and is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding in Q2 1999.

Effective June 30, 1999, the Company acquired 100% of the outstanding shares of Cybernet Italia S.p.A.("Cybernet Italia")(formerly Flashnet S.p.A.) for a total consideration of Euro 27,004,000. Euro 21,200,000 of the purchase price was paid in cash (in Italian Lire) with the remainder settled in exchange for the issuance of 301,290 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Cybernet Italia's results from June 30, 1999. Goodwill recorded in connection with the acquisition of Cybernet Italia, amounting to Euro 16,431,000, is being amortized over 10 years.

Effective October 28 1999, the Company acquired of 51% of the outstanding shares of Novento Telecom AG ("Novento") and 51% of Multicall Telefonmarketing AG ("Multicall") for a consideration of Euro 1,625,000. Euro 1,014,000 of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 39,412 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Novento and Multicall's results from October 28, 1999. Goodwill recorded in connection with the acquisition of Novento, amounting to Euro 978,000, is being amortized over 10 years. Effective January 1, 2000, the Company acquired the remaining 49% of the outstanding shares of Novento Telecom AG ("Novento") and the remaining 49% of Multicall Telefonmarketing AG ("Multicall") (together "Novento"), for a consideration of Euro 5,553,000. Euro 1,022,000 of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 543,812 shares of the common stock of the Company. Goodwill recorded in connection with the acquisition of the remaining shares in Novento, amounting to Euro 2,964,000 was recorded in Q1 2000, and is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding in Q4 1999.

Effective October 29, 1999, the Company acquired the remaining 34% of the outstanding shares of Eclipse, in which the Company already owned 66% of the outstanding shares, for a total consideration of Euro 2,209,000. Euro 361,000 of the purchase price was paid in cash with the remainder settled by depositing of 136,402 shares of the common stock of the Company in a pooling trust from which the shares will be released to the sellers. Goodwill recorded in connection with the acquisition of the remaining shares in Eclipse, amounting to Euro 1,901,000, is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding at the end of 1997. Under the terms of the agreement the price was reviewed in light of the subsequent movement in the share price of Cybernet. As a consequence of this review an additional 108,390 shares were issued to the selling shareholders in May 2000. Goodwill of Euro 1,118,000 was recorded in Q2 1999, and is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding at the end of 1997.

Effective April 17, 2000, the Company acquired Cybernet S.a.g.l., an internet service provider located in Lugano Switzerland, for a maximum purchase price of SFr 500,000 and 12,000 shares of our common stock. The 12,000 shares of common stock will be released to the former owners only upon the achievement of certain revenue targets during the fiscal year 2000. Of the purchase price SFr 400,000 was paid in cash at September 30, 2000. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Cybernet S.a.g.l's results from April, 1999. Goodwill recorded in connection with the acquisition of Cybernet S.a.g.l, amounting to Euro 297,000, is being amortized over 10 years

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1999 and 2000 assume the acquisitions of Sunweb, Cybernet Italia, Novento and Multicall had occurred as of January 1, 1999.


                                                           Nine months ended
                                                             September 30,
                                                         -----------------------
                                                           1999          2000
                                                           ----          ----
                                                            (in thousand except
                                                              per share data)
Revenue ........................................         e21,208        e26,012
Net loss .......................................         (20,057)       (45,923)
Basic and diluted loss per share ...............          e(0.99)        e(1.98)


5. Extraordinary items

During the third quarter of 2000, the Company repurchased a portion of its 14% Senior Notes due 2009 (the "Notes"). The Company repurchased Euro 59.8 million ($52.6 million) of Notes at average prices equal to

44% of the face value of the Notes repurchased. As required by the terms of the Notes, the Company had established an escrow account to provide for payment in full of the first six scheduled interest payments on the Notes. The amounts contained in the escrow account are carried on the Company's balance sheet as "Restricted investments". As a result of the repurchase of Notes in July, approximately Euro 15.6 million will be released from the escrow account and will be available to the Company. The price of the Notes repurchased in the third quarter of 2000 net of amounts released from the escrow account was approximately Euro 10.7 million. The face amount of the Notes outstanding after the July repurchases is approximately Euro 110.8 million ($97.4 million).

The amount shown as an extraordinary item represents the difference between the amount paid to extinguish the Senior Notes and the carrying value on the balance sheet, as of the date of extinguishment, net of associated costs. The per share amount of the net gain is Euro 0.55.

6. Subsequent events

Subsequent to September 30, 2000, the Company purchased additional 14% Senior Dollar Notes payable, due 2009, with a face value of Euro 22.8 million ($20.0 million). Following this purchase the face value of the remaining outstanding 14% Senior Dollar Notes payable, due 2009, was approximate Euro 88.0 million ($77.4 million). The Notes were purchased by the Company for an average of 44% of face value. The Company intends to cancel these Notes. This will permit release of approximately Euro 5.9 million from its restricted investments.

7. Other matters

On July 14, 2000, the German government approved legislation which will, among other things, reduce the corporate tax rate to 25% and eliminate the tax credit system. Furthermore, the capital gains tax was reduced from 25% to 20%. The new law is effective January 1, 2001. As final registration of the new law has not yet been completed, the accompanying financial statements do not include any adjustments to reflect this change. The Company is currently assessing the impact of this new tax legislation and will make any required adjustments to its deferred tax balances in the quarter ended December 31, 2000.

In August 2000, the Company agreed to take a 25% equity interest in Bernigshausen & Neben OHG ("B&N) an EDI software development company based in Gottingen, Germany, for Euro 3,067,000. Thus far the company has paid Euro 1,022,000 towards this commitment.

During the first nine months of 2000 1,613 Preferred stock have been converted into common stock.

8. Revenue seasonality

The Company's revenues are traditionally lower in the third quarter of the year due to the impact of the European holiday season in July and August.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the third quarter of 2000 management revised the layout of the Company's consolidated statements of loss to be more comparable with peer companies, and in management's belief, to make the financial statements more useable to readers. As such certain prior period amounts in the consolidated financial statements have been reclassified to conform with the current presentations. The main elements of the revision to the layout of the statements are

1. Costs previously reported as Cost of revenues were divided between the Direct cost of services and Other costs and expenses (Network Operations). Costs of revenue were previously split between Internet projects and network services, and

2. Depreciation and amortization is now included as one amount in Other costs and expenses. Previously it was split between Cost or revenue and Operating costs.

In addition, the Company changed its reporting currency from U.S. dollars to Euro to improve the presentation of its financial statements.

The following table sets forth the items of the Consolidated Statements of Loss for the three month and nine month periods ended September 30, 1999 and 2000, expressed as a percentage of total revenues:


                                            For three          For nine
                                           months ended      months ended
                                           September 30       September 30
                                       ------------------  -------------------
                                          1999      2000      1999      2000
                                          ----      ----      ----      ----
Revenue
     Internet Projects ..............     16.0%     12.0%     23.4%     12.1%
     Network Services ...............     84.0%     88.0%     76.6%     87.9%
Total revenues ......................    100.0%    100.0%    100.0%    100.0%
    Direct cost of services .........     58.7%     68.4%     57.4%     65.6%
Gross margin ........................     41.3%     31.6%     42.6%     34.4%
Other costs and expenses
    Network Operations ..............     36.0%     23.1%     37.0%     23.0%
    General and administrative
     expenses .......................     68.0%     39.5%     60.9%     58.7%
    Sales and Marketing expenses ....     40.4%     24.7%     52.0%     37.6%
    Research and development ........     30.7%      5.9%     25.7%      4.9%
    Depreciation and amortization ...     40.0%     46.1%     35.9%     52.0%
Total other costs and expenses ......    215.0%    139.2%    211.5%    176.1%
Operating loss ......................   (173.7)%  (107.6)%  (168.9)%  (141.7)%
Interest expense ....................    128.6%     89.7%     56.3%    105.7%
Interest income .....................     28.2%     13.9%     14.8%     17.9%
Realized foreign currency
 translation losses .................    (10.2)%   (40.7)%    (4.4)%   (35.2)%
Loss before taxes and minority
 interest ...........................   (284.3)%  (224.1)%  (214.8)%  (264.8)%
Income tax benefit ..................    131.8%     40.0%     92.7%     39.2%
Net loss before minority interest ...   (152.5)%  (184.1)%  (122.1)%  (225.5)%
Minority interest ...................      0.0%      0.7%      0.0%
Net loss before extraordinary
 items ..............................   (152.5)%  (184.1)%  (121.4)%  (225.5)%

Extraordinary items .................       --     133.5%       --      49.0%
Net loss ............................   (152.5)%   (50.6)%  (121.4)%  (176.5)%


Results of operations--Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Revenues

Total revenues increased 60.4% from Euro 5,952,000 in the three months ended September 30, 1999 to Euro 9,546,000 in the third quarter of 2000, primarily as a result of increased Network Services revenues. Internet Project revenues increased 20% from Euro 953,000 in the third quarter of 1999 to Euro 1,143,000 for the same period in 2000, while Network Services revenues increased 68.1% from Euro 4,999,000 to

Euro 8,403,000. The third quarter Network Services revenues represented 84.0% of total revenues in 1999, as compared with 88.0% in 2000

The increase in revenues from Network Services is mainly a result of expansion of our customer base, which provides us with a stream of recurring revenues. Although we have focused on building recurring revenues from Network Services, building relations with Internet Project customers remains a continuing strategy. In the third quarter of 2000, we consolidated Euro 1,049,000 of revenues from Novento, a company acquired after September 1999. Novento's revenues are derived primarily from Network Services. Excluding Novento's revenues, Network Services revenues increased 47.1% in the third quarter of 2000 compared with revenues of the corresponding period in 1999, and Internet Projects revenues increased by 20%.

Direct Cost of Services

Direct cost of services increased 86.9% from Euro 3,492,000 in the third quarter of 1999 to Euro 6,528,000 in the third quarter of 2000. Direct cost of services consists of 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Cybernet mainly utilizes leased lines for it's backbone network, and to connect its network to its major customers' premises. Direct cost of services as a percentage of revenues increased from 58.7% in the third quarter of 1999 to 68.4% in the third quarter of 2000.

Network Operations

Network operations costs increased 2.7% from Euro 2,143,000 in the third quarter of 1999 to Euro 2,201,000 in the third quarter of 2000. Network operations mainly consist of 1) the personnel costs of technical and operational staff and related overheads, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our colocation services revenue and 3) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues fell from 36.0% in the third quarter of 1999 to 23.1% in the third quarter of 2000.

We had 214 technical and operations personnel on September 30, 2000 compared to approximately 101 at September 30, 1999.

General and Administrative Expenses

General and administrative expenses decreased 6.8% from Euro 4,045,000 in the third quarter of 1999 to Euro 4,209,000 in the third quarter of 2000. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent, and external legal and accounting advisory costs. As a percentage of revenues, general and administrative expenses decreased from 67.9% in the third quarter of 1999 to 39.5% in the third quarter of 2000. The reduction reflects cost control measures instituted towards the end of 1999.

General and Administrative personnel decreased from approximately 93 at the end of September 1999 to 79 at the end of September 2000.

Excluding the general and administrative expenses in the companies acquired since the end of the third quarter of 1999, general and administrative expenses decreased 12% from Euro 4,045,000 in the third quarter of 1999 to Euro 3,557,000 in the third quarter of 2000.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 1.8% from Euro 2,402,000 in the third quarter of 1999 to Euro 2,358,000 in the third quarter of 2000. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. The number of sales and marketing staff decreased from approximately 143 on September 30, 1999 to 124 on September 30, 2000. As a percentage of revenues, our sales and marketing expenses decreased from 40.4% in the third quarter of 1999 to 24.7% in the third quarter of 2000.

Excluding the sales and marketing expenses in the companies acquired since the end of the third quarter of 1999, sales and marketing expenses decreased 5.0% from Euro 2,402,000 in the third quarter of 1999 to Euro 2,282,000 in the third quarter of 2000.

Research and Development

Research and development expenses decreased 69.2% from Euro 1,829,000 in the third quarter of 1999 to Euro 564,000 in the third quarter of 2000. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. As a percentage of revenues, research and development decreased from 30.7% in the third quarter of 1999 to 5.9% in the third quarter of 2000.

Depreciation and Amortization

Depreciation and amortization expenses increased from Euro 2,379,000 in the third quarter of 1999 to Euro 4,398,000 in the third quarter of 2000. This increase reflects 1) increased depreciation of property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and 2) additional investments in our own network infrastructure and supporting systems and 3) increased amortization of goodwill related to our acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the assets of those companies. Goodwill is amortized over 5 - 10 years.

Interest Income and Expense

Interest expense increased from Euro 7,657,000 in the third quarter of 1999 to Euro 8,562,000 in the third quarter of 2000 as a result of our issuance of debt securities in the third quarter of 1999.

Interest income decreased from Euro 1,679,000 in the third quarter of 1999 to Euro 1,327,000 in the third quarter of 2000 as a result of the utilization of the proceeds from the issuance of debt securities in the third quarter of 1999

In the third quarter of 2000, we incurred net foreign exchange losses of Euro 3,883,000 compared with Euro 606,000 in the third quarter of 1999, because our borrowings are denominated in US dollars but our principal operating currency is the Euro. We will continue to record such losses while the US dollar strengthens against the Euro.

Income Taxes

We recorded income tax benefits of Euro 7,846,000 in the third quarter of 1999 and Euro 3,814,000 in the third quarter of 2000 arising principally from operating losses. Although we have additional operating losses, a valuation allowance has been established to reflect the estimated amount of the tax benefit that may not be realized. The majority of the operating losses are associated with operations subject to taxation under the German tax code. We have recorded valuation allowances on all tax assets arising from operating losses generated outside of Germany since we can not make the determination that the eventual realization of these assets is more likely than not. Under the current German tax code, these net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

As described in the Subsequent Events note to the financial statements above, the German government has enacted legislation which will, among other things, reduce the corporate tax rate to 25% and eliminate the tax credit system. Further, the capital gains tax was reduced from 25% to 20%. The new law is effective January 1, 2001. The impact of this new tax legislation will be reflected in the deferred tax balances in the quarter ended December 31, 2000.

Extraordinary Items

During the third quarter of 2000, the Company repurchased Euro 59.8 million ($52.6 million) of its 14% Senior Notes due 2009 (the "Notes") generating a gain of Euro 12.7 million. The Notes were repurchased at average prices equal to 44% of face value. As required by the terms of the Notes, the Company had established an escrow account to provide for payment in full of the first six scheduled interest payments on the Notes. The amounts contained in the escrow account are carried on the Company's balance sheet as "Restricted investments". As a result of the repurchase of Notes in the third quarter, approximately Euro 15.6 million ($13.7 million) will be released from the escrow account and will be available to the Company. The purchase price of the Notes repurchased, net of amounts released from the escrow account, was approximately Euro 10.7 million ($9.4 million). The face amount of the Notes outstanding after these repurchases is approximately Euro 110.8 million ($97.4 million).

The amount shown as an extraordinary item represents the difference between the amount paid to extinguish the Senior Notes and the carrying value on the balance sheet, as of the date of extinguishment, net of associated costs

Results of operations--Nine Months Ended September 30, 2000 compared to the Nine Months Ended September 30, 1999

Revenues

Total revenues increased 89.6% from Euro 13,716,000 in the nine months to September 30, 1999 to Euro 26,012,000 in the first nine months of 2000, primarily as a result of increased Network Services revenues. Internet Project revenues decreased 1.9% from Euro 3,211,000 in the first nine months of 1999 to Euro 3,151,000 for the same period in 2000, while Network Services revenues increased 117.6% from Euro 10,505,000 to Euro 22,861,000. Network Services revenues represented 76.6% of total revenues in the first nine months of 1999, compared with 87.9% in the first nine months of 2000.

The increase in revenues from Network Services is mainly a result of expansion of our customer base, which provides us with a stream of recurring revenues. Although we have focused on building recurring revenues from Network Services, building relations with Internet Project customers remains a continuing strategy. In the first none months of 2000, we consolidated Euro 3,555,000 of revenues from Novento, a company which was acquired after September 1999. Novento's revenues are derived primarily from Network Services. Excluding Novento's revenues, Network Services revenues increased 83.8% in the first nine months of 2000 compared with the corresponding period in 1999, and Internet Projects revenues decreased by 1.9%.

Direct Cost of Services

Direct cost of services increased 118.0% from Euro 7,874,000 in the nine months ended September 30, 1999 to Euro 17,074,000 in the nine months ended September 30, 2000. Direct cost of services consists of 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customer's location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Cybernet mainly utilizes leased lines for it's backbone network, and to connect its network to its major customers' premises. Direct cost of services as a percentage of revenues increased from 57.4% in the nine months ended September 30, 1999 to 65.6% in the nine months ended September 30, 2000.

Network operations

Network operations costs increased 17.9% from Euro 5,071,000 in nine months to September 30, 1999 to Euro 5,980,000 in the nine months to September 30, 2000. Network operations mainly consist of 1) the personnel costs of technical and operational staff and related overheads, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our colocation services revenue and 3) consulting expenses in the area of network and software development. Network operations as a percentage of revenues fell from 37.0% in the nine months to September 30, 1999 to 23.0% in the nine months to September 30, 2000.

We had 214 technical and operations personnel on September 30, 2000 compared to approximately 101 at September 30, 1999.

General and Administrative Expenses

General and administrative expenses increased 87.8% from Euro 8,357,000 in the first nine months of 1999 to Euro 15,258,000 in the first nine months of 2000. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent, and external legal and accounting advisory costs. The increase in our general and administrative expenses reflects the costs of building a corporate infrastructure to support our growth. As a percentage of revenues, general and administrative expenses fell from 60.4% in the first nine months of 1999 to 58.7% in the first nine months of 2000.

General and Administrative personnel decreased from 93 at the end of September 1999 to 79 at the end of September 2000.

Excluding the general and administrative expenses of Novento which was acquired after the end of September 1999, general and administrative expenses increased 79.0% from Euro 8,357,000 in the first nine months of 1999 to Euro 14,921,000 in the first nine months of 2000.

Sales and Marketing Expenses

Sales and marketing expenses increased by 37.1% from Euro 7,130,000 in the first nine months of 1999 to Euro 9,776,000 in the first nine months of 2000. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. The growth in these expenses was partially due to additions to the sales and marketing staff which increased from approximately 88 on September 30, 1999 to 124 on September 30, 2000. As a percentage of revenues, our sales and marketing expenses decreased from 52.0% in the first nine months of 1999 to 37.6% in the first nine months of 2000.

Excluding the sales and marketing expenses of Novento which was acquired since the end of September 1999, sales and marketing expenses increased 34% from Euro 7,130,000 in the first nine months of 1999 to Euro 9,266,000 in the first nine months of 2000.

Research and Development

Research and development expenses decreased 63.9% from Euro 3,531,000 in the first nine months of 1999 to Euro 1,273,000 in the first nine months of 2000. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. As a percentage of revenues, research and development decreased from 25.7% in the first nine months of 1999 to 4.9% in the first nine months of 2000.

Depreciation and Amortization

Depreciation and amortization expenses increased from Euro 4,927,000 in the first nine months of 1999 to Euro 13,517,000 in the first nine months of 2000. This increase reflects 1) increased depreciation of property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and 2) additional investments in our own network infrastructure and supporting systems and 3) increased amortization of goodwill related to our acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the assets of those companies. Goodwill is amortized over 5 - 10 years.

Interest Income and Expense

Interest expense increased from Euro 7,716,000 in the first nine months of 1999 to Euro 27,502,000 in the first nine months of 2000 as a result of our issuance of debt securities in the second half of 1999.

Interest income increased from Euro 2,030,000 in the first nine months of 1999 to Euro 4,653,000 in the first nine months of 2000 as a result of interest earned on the unutilized proceeds of these offerings.

In the first nine months of 2000 we incurred net foreign exchange losses of Euro 9,158,000 compared with Euro 606,000 for the first nine months of 1999, because our borrowings are denominated in US dollars but our principal operating currency is the Euro. We will continue to record such losses if the US dollar strengthens against the Euro.

Income Taxes

We recorded income tax benefits of Euro 12,715,000 in the first nine months of 1999 and Euro 10,207,000 in the first nine months of 2000, arising principally from operating losses. Although we have additional operating losses, a valuation allowance has been established to reflect the estimated amount of the tax benefit that may not be realized. The majority of the operating losses are associated with operations subject to taxation under the German tax code. We have recorded valuation allowances on all tax assets arising from operating losses generated outside of Germany since we can not make the determination that the eventual realization of these assets is more likely than not. Under the current German tax code, these net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

As described in the Subsequent events note to the financial statements above, the German government has enacted legislation which will, among other things, reduce the corporate tax rate to 25% and eliminate the tax credit system. Further, the capital gains tax was reduced from 25% to 20%. The new law is effective January 1, 2001. The impact of this new tax legislation will be reflected in the deferred tax balances in the quarter ended December 31, 2000.

Extraordinary Items

During the third quarter of 2000, the Company repurchased Euro 59.8 million ($52.6 million) of its 14% Senior Notes due 2009 (the "Notes") generating a gain of Euro 12.7 million. The Notes were repurchased at average prices equal to 44% of face value. As required by the terms of the Notes, the Company had established an escrow account to provide for payment in full of the first six scheduled interest payments on the Notes. The amounts contained in the escrow account are carried on the Company's balance sheet as "Restricted investments". As a result of the repurchase of Notes in the third quarter, approximately Euro
15.6 million ($13.7 million) will be released from the escrow account and will be available to the Company. The purchase price of the Notes repurchased, net of amounts released from the escrow account, was approximately Euro 10.7 million ($9.4 million). The face amount of the Notes outstanding after these repurchases is approximately Euro 110.8 million ($97.4 million).

The amount shown as an extraordinary item represents the difference between the amount paid to extinguish the Senior Notes and the carrying value on the balance sheet, as of the date of extinguishment, net of associated costs.

Liquidity and Capital Resources

Cash Flow

Operating activities used cash of Euro 51,291,000 in the first nine months of 2000 compared to Euro 24,204,000 for the comparable period in 1999. This is principally the result of higher net losses as explained above.

For the first nine months of 2000 investing activities generated cash of Euro17,065,000 compared to cash used of Euro 39,909,000 for the comparable period in 1999. This increase in cash generated from investing activities represents the net proceeds from the purchase and sale of short-term investments, partially offset by the cash outflows for the purchases of property and equipment (Euro 25,014,000). Expenditures for property and equipment consisted principally of the fit-out of POP's and data facilities, the purchases of computer hardware and software and other expenditures related to our Internet backbone and equipment.

For the first nine months of 2000, net cash used by financing activities was Euro 26,308,000 compared to the provision of Euro 155,688,000 in the same period in 1999. The cash was used in the third quarter of 2000 to repurchase part of the outstanding Senior Notes as detailed under Extraordinary items above

Working Capital

On September 30, 2000, our working capital, defined as the excess of our current assets over our current liabilities, was Euro 62,218,000 as compared Euro 102,255,000 at December 31, 1999.

Our net accounts receivable as of September 30, 2000, was Euro 11,041,000 compared to Euro 9,120,000 as at December 31, 1999. We have taken steps to improve the timely collection of receivables, some of which have started to show an impact, as the level of accounts receivable compared with the level of activity is lower in 2000 than in 1999.

Cash and cash equivalents amounted to Euro 18,123,000 at September 30, 2000 compared to Euro 72,878,000 at December 31, 1999. Of this, approximately Euro
15.8 million was held in US dollars.

We also had various short-term  investments  denominated in Euro's totaling Euro
17.2 million and short-term investments  denominated in US dollars totaling Euro
15.5 million at September 30, 2000. In addition, at September 30, 2000 we had approximately Euro 28.9 million of Restricted investments held in escrow, to meet the next four semi-annual interest payments on our 14% Senior Notes. This amount is invested in US treasury securities.

Credit Arrangements

As of September 30, 2000, we had short-term unsecured overdraft facilities under which we and our subsidiaries could borrow up to Euro 1,248,000. These facilities are denominated in Italian Lire (in the amount of Euro 1,176,000) and Austrian Schilling (in the amount of Euro 72,000). The interest rates fluctuate based upon current lending rates. The weighted average borrowing rate on these facilities was 5.56% as September 30, 2000. In addition, certain of our banks provide overdraft protection exceeding the limits specified in these agreements. As of September 30, 2000, we and our subsidiaries had used Euro 404,000 of these facilities. In addition, as September 30, 2000, we had long-term capitalized lease obligations of Euro 3,709,000.

Capital Expenditures

For the nine months ended September 30, 2000, capital expenditures totaled approximately Euro 25,014,000. We funded these capital expenditures primarily from net cash provided by financing activities. Our investments in the first nine months of 2000 included: (i) investments in our backbone infrastructure and equipment of approximately Euro 2,483,000, (ii) investments in data facilities and data center premises totaling approximately Euro 14,664,000, and (iii) investments in other equipment totaling approximately Euro 7,898,000.


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

Significant fluctuations in the U.S. dollar to Euro exchange rate could have an adverse impact on the amount of Deutsche Marks required to satisfy this debt. We estimate that a 10% increase in the exchange rate between the Deutsche Mark and the U.S. dollar would increase the Deutsche Mark amount required to settle the debt outstanding from the Unit offering and our sale of Convertible Notes by approximately Euro 22 million.

                               INDEX TO EXHIBITS



Exhibit Number                Description
--------------                -----------

     10.1           B&N Software AG Shareholders' Agreement

     27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-B:

     10.1 B&N Software AG Shareholders' Agreement

     27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed

(b)  Reports on Form 8-K:

     None

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


                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.



                 BY:  /s/ Andreas Eder
                      -------------------------------------
                      Andreas Eder
                      Chairman of the Board, President, and
                      Chief Executive Officer



                 BY:  /s/ Paolo Di Fraia
                      -------------------------------------
                      Paolo Di Fraia
                      Chief Financial Officer and Treasurer


Dated:  November 7, 2000