Form 10-K405
period 2000-12-31
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2001-04-16
CIK 1070658

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant on December 29, 2000, based upon the closing price of the Common Stock on The Nasdaq OTC Bulletin Board for such date, was approximately $48,082,621. The number of outstanding shares of the registrant's Common Stock as of December 29, 2000, was approximately 26,535,663 shares.

________________________________________________________________________________

================================================================================

                                TABLE OF CONTENTS

                                                                                                                           Page
                                                                                                                           ----
PART I ..................................................................................................................    1
 ITEM 1.  BUSINESS ......................................................................................................    1
 ITEM 2.  PROPERTIES ....................................................................................................   17
 ITEM 3.  LEGAL PROCEEDINGS .............................................................................................   17
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS ...........................................................   18

PART II .................................................................................................................   18
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .........................................   18
 ITEM 6.  SELECTED FINANCIAL DATA .......................................................................................   19
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .........................   21
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................................................   31
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................................................................   31
 ITEM 9.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE ELECTED FINANCIAL DATA ...................................................................   32

PART III ................................................................................................................   32
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............................................................   32
 ITEM 11. EXECUTIVE COMPENSATION ........................................................................................   32
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ................................................   33
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................................................................   33

PART IV .................................................................................................................   33
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ..............................................   33
 SIGNATURES .............................................................................................................   37
 INDEX TO FINANCIAL STATEMENTS ..........................................................................................  F-1


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

Overview

    Through our subsidiaries, we are a leading provider of Internet communications services and solutions in Germany, Austria, Italy and Switzerland, targeting small- to medium-sized enterprises. Our IP solutions are based on a core product offering consisting of Internet connectivity and value-added services. Such value-added services include VPNs, web-hosting, co-location, security solutions, electronic commerce, Intranet/Extranet and workflow solutions. We offer consulting, design and installation, training, technical support, and operation and monitoring of IP-based systems. We market our products and services primarily to small- and medium-sized enterprises in Europe because we believe that they represent an underserved and sizeable market. Companies in this market are characterized by a lack of internal technical resources, rapidly expanding communications needs and a high propensity

--------------------------------------------------------------------------------
to utilize third-party outsourcing. We are recognized as a provider of high quality Internet connectivity services and solutions to enterprises and as one of Germany's leading Internet access providers. IT Services, a leading German computer magazine has ranked us number one among German ISPs in terms of infrastructure, international outlook and customer service.

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

  We sell our services and solutions primarily through our direct sales force. Most of our sales people are based in regional offices and are supported by specialized technical and commercial assistance from our customer care centers in Munich, Vienna, Zurich, Rome and Trento. We complement our direct sales effort with an extensive reseller and referral network of over 100 companies and by forming marketing alliances with technology leaders such as Info AG, OpenShop, Oracle, Intel, Cisco, SUN Microsystems, Highway One, and QS Communications. While our reseller arrangements begin with sales of our basic product offerings, such as connectivity, they can lead to direct sales by us of more complex solutions, such as security solutions or VPNs.

     We operate a geographically distributed IP network based upon leased lines. Our network is spread over six countries and consists of network nodes equipped primarily with Cisco and Ascend routers connected to a redundant high-performance backbone infrastructure. We help corporate customers reduce telecommunications costs by offering Internet and voice connectivity through dedicated lines at 56 directly owned points of presence or "POPs". We also offer a system of dial-in nodes with ISDN or analog modem ports to smaller enterprises, employees and affiliates of corporate customers. These nodes permit local dial-in access throughout Germany, Italy and Switzerland and most of Austria. Our dial-in network in Germany concentrates multiple dial-in access nodes into larger access points called "Virtual POPs," which use a Public Switched Telephone Network ("PSTN") to aggregate traffic. We expect this will generate operating efficiencies, in that there will be fewer overall nodes to service. We are expanding our network across Germany, Austria, Italy and Switzerland by installing additional POPs and replacing dial-in access nodes with Virtual POPs.

     We had planned to add digital circuit switching capabilities to our network in order to offer switched voice communications to our customers. However, the market for voice communications in Europe has become increasingly competitive and profit margins have narrowed. We believe that the additional investment in technology, marketing and advertising which would be necessary for us to offer switched voice communications is no longer justified. This is particularly true in light of the fall in stock prices which we and other Internet related companies have experienced since March 2000 and the increased difficulty in raising capital which companies like ours have experienced.

     Accordingly, we now propose to offer voice telephony services to our customers through agreements with third party carriers such as the interim agreements we have been utilizing in Germany and Italy. We have also decided to dispose of our carrier grade digital switches and to cease further development of our billing system which is designed to integrate billing for Internet and switched voice services. We will

--------------------------------------------------------------------------------
retain our licenses to offer voice telephony services and to operate a telecommunications infrastructure in each of Germany, Austria, Switzerland and Italy.

     We have increased our revenues from Euro 0.2 million in 1996 to Euro 35.8 million in 2000. As of December 31, 2000, we provided services to approximately 19,640 business customers, an increase from approximately 200 customers at December 31, 1996. The majority of these customers are small- to medium-sized enterprises. We also provide services to larger companies and organizations such as BASF Corporation, German Parcel, Commerzbank, Hewlett-Packard, Start Media Plus, DaimlerChrysler Aerospace Dornier, BMW Financial Services, Raiffeisenbank, Zuegg, Honeywell, Lauda Air, Modern Times, Amadeus, Lufthansa, News, Nokia Italia, ERG, Avis, Ferrovie dello Stato (Italian Railways) and the Italian Parliament. We also have approximately 30,000 residential customers primarily in Italy.

     Our management team consists of individuals with extensive Internet, IT and telecommunications expertise. Andreas Eder, co-founder and Chief Executive Officer, previously held various positions at Siemens-Nixdorf Information Systems and The Boston Consulting Group. Bernd Buchholz, our Executive Vice President for Sales and Marketing, was previously with Esprit Telecom, Novell and Symantec. Paolo Di Fraia, our Chief Financial Officer, was previously with Destia Communication Inc, Viatel Inc. and Philip Crosby Inc. In addition, we have recruited individuals at various managerial levels from leading industry participants such as AT&T/Unisource, British Telecommunications and Deutsche Telekom. Our policy is to retain the key executives of the companies we acquire. To this end, we typically structure our acquisitions to give such executives an equity participation in the future success of our Company.

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

--------------------------------------------------------------------------------

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

  Control Our Network. We consider it strategically important to control and operate our own network infrastructure. This will enable us to:

     (1) maximize revenues by offering total communications services, including broad band and voice services;

     (2) achieve the highest levels of service quality and reliability; and

     (3) reduce transmission costs.

  This involves:

  . optimizing the configuration of our IP network, by concentrating international access at a few select locations where the cost of global access can be minimized; concentrating network planning and management in one central location; and planning the network's redundancy on a pan-European basis rather than on a local basis;

  . establishing large-scale data centers of up to 4,000 square meters and five smaller data centers of up to 500 square meters to enhance our co-location and housing service offering;

  . leasing transmission capacity on a long-term basis, acquiring backbone capacity, or constructing our own infrastructure in selected locations, to

--------------------------------------------------------------------------------
     transport high bandwidth data and voice services over all available transmission protocols.


Products and Services

  We currently offer a comprehensive range of Internet connectivity services, network solutions and business solutions to enterprises in Germany, Austria, Italy, and Switzerland and have started to offer voice services.

Connectivity Services

  We offer a variety of connectivity solutions, including Internet access, third party software and hardware implementation and configuration services, in bundled and unbundled packages. We offer dedicated line connectivity at speeds ranging from 64 Kbps to multiples of 2 Mbps. We offer Internet connectivity to our corporate customers through dedicated lines at our 61 directly owned POPs.

  We also provide both analog and ISDN dial-in Internet access throughout Germany, Italy and Switzerland as well as throughout most of Austria. In Germany, Italy and Switzerland our dial-in service allows customers to dial into one nation-wide number to access the Internet at local telephone rates. Our dial-in services in Austria utilize seven dial-in access nodes, each of which has its own dial-in number. We offer our dial-in service through third party telephone networks. Outside the countries in which we operate, we offer roaming at local call rates in cooperation with more than 350 international ISPs and telecommunications companies which have joined the Global Reach Internet Connection.

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

Product Name                                                                           Characteristics
Personal Connect, Office Connect, Call & Surf                  Single user dial-up services, with dynamic IP address and
 Call-to-Intranet                                              access speeds of up to 64 Kbps. Selection of usage-based or flat rate tariffs, including dial-in telephony costs (except
                                                               Personal Connect and Office Connect).
SDSL Broadband Connectivity                                    Multi user DSL service for workgroups, with multiple IP
                                                               addresses and access speeds of up to 2 MB.
Business Line, Campus Line                                     Leased line service for workgroups, with multiple IP addresses and access speeds of up to 2 Mbps. Service  provided via LANs and Cisco 16xx routers. Selection of usage-based and flat rate tariffs.

Network Solutions

  Virtual Private Networks. Many companies today have private data communication networks, which are often referred to as corporate networks. These networks are used to transfer proprietary data between offices and use relatively expensive leased lines to connect various locations. Our VPNs utilize the Internet as a cost effective alternative to corporate networks to provide secure transmission of data and voice with the added benefit of secure remote access. In addition, our VPN products are often the basis for Intranet services (connectivity of branch offices, teleworkers and mobile workforce) and Extranet services (connectivity of business partners, suppliers and customers) services. We offer these products in conjunction with additional hardware and software solutions, as well as continuous operation and maintenance, customer care and billing services. In Italy we offer a product called ALL IN ONE, an all inclusive solution including combinations of data transmission, Internet access and voice-over IP, representing the ideal platform to build VPNs for customers.

  Security Solutions. Corporate networks and systems need to be protected against unauthorized access and use. We currently offer a comprehensive set of third-party supplied security products, including encryption, firewall and authentication

--------------------------------------------------------------------------------
packages. We add value to this software by providing services such as security consulting, installation support, on-the-job training of customers' system administrators, hotline support (24 hours a day, 7 days a week) and security audits. To assure the security of communication and business transactions between users of networks, we integrate state-of-the-art software, technologies and standards. We offer these security solutions as stand-alone products or as part of broader solutions, such as VPNs or Intranets.

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

Product Name                       Characteristics
Server Housing                     Flexible service offering ranging from simple
                                   co-location to dedicated ports and back-up
                                   facilities
Rent-a-Server                      Rental of various high-end server types

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

  Electronic Commerce. Electronic commerce is the execution of commercial transactions on the Internet. We design and implement dedicated electronic commerce systems or any component part which a customer may require, such as shop or mall, credit verification and payment handling verification. These systems are based on our electronic commerce platform which integrates systems and technologies of third-party vendors, such as Hewlett-Packard, Intershop, Microsoft, SAP, Sun Microsystems, and others. For customers reluctant to undertake an investment in a proprietary electronic commerce solution, we maintain our own electronic commerce system, which we provide on a lease basis.

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

--------------------------------------------------------------------------------

  Direct Sales. At December 31, 2000, our direct sales force consisted of 66 sales representatives located in offices in 14 cities, Frankfurt, Dusseldorf, Berlin, Munich, Stuttgart, Hamburg, Vienna, Rome, Trento, Milan, Florence, Padova, Zurich and Lugano. We are in the process of expanding that direct sales force and opening additional sales offices. We are also increasing our local presence and enhancing client coverage by shifting more of our direct sales representatives from our headquarters to our regional offices, where they will be closer to customers.

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

IP Network

  We currently operate a geographically distributed IP based network in six countries (Germany, Switzerland, Austria, Italy, Hungary and Luxembourg) consisting of network nodes equipped primarily with Cisco and Ascend routers connected to a redundant high-performance backbone infrastructure. The network nodes are connected primarily by leased lines and include 22 POPs in Germany, 11 POPs in Italy, 8 POPs in Austria and 19 POPs in Switzerland, and a single POP in Luxembourg and Budapest. We lease our lines from major telecommunications carriers and backbone operators, such as Deutsche Telekom, Telecom Italia, Swisscom, Telekom Austria GTS and Colt. We also operate two microwave links that connect Munich with Innsbruck and the Italian border at speeds of 34 Mbps. Our network nodes are interconnected at E-1 to DS3 speeds. We offer our dedicated line customers direct access to our POPs at bandwidths ranging from 64 kbps to DS3. We have at present approximately 480 customers using dedicated line access. We believe our network is recognized as one of Germany's most extensive and highest quality Internet networks. We expect to expand our network to include POPs in additional cities in Germany and Switzerland. We intend to acquire or enter into long-term leases for backbone capacity or construct our own infrastructure in selected locations in order to transport high bandwidth data and voice services over all available transmission protocols, at lower costs than using leased lines.

--------------------------------------------------------------------------------

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

  We offer dial-in Internet access through dial-in nodes with analog and ISDN ports that provide coverage throughout Germany, Italy and Switzerland and throughout most of Austria. In Germany, our BELT system enables us to offer local dial-in connections to our customers throughout the country with a single dial-in number. We have achieved this by concentrating multiple dial-in access nodes into four larger access points called virtual POPs, using the PSTN to aggregate traffic. We believe that these virtual POPs generate operating efficiencies, because there are fewer locations we are required to service. We offer local dial-in access through a single dial-in number in Switzerland and Italy. In Austria, our dial-in customers can access our network through seven telephone numbers.

  Peering and Transit Relationships. We have entered into peering agreements with major ISPs in each of the countries in which we operate. We have peering agreements with more than 170 ISPs in Germany, Austria, Italy and Switzerland. Our main peering points are in Frankfurt, Munich, Milan, Rome, Vienna and Zurich. We also peer directly through leased lines connected to some of our peering partners, such as Deutsche Telekom. We plan to enter into additional peering agreements in order to establish a direct presence in most European peering centers and to reduce transit costs. We expect to connect to peering points in France, Belgium, The Netherlands and the United Kingdom. Recently, some ISPs have restricted peering agreements by implementing restrictive criteria for small ISPs. We believe that our size and growth prospects will allow us to maintain and extend our existing agreements.

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

Network Management

  The effective functioning of our network is one of the key elements of our operations. We have developed network management capabilities to offer reliable and cost efficient communications services and to deliver high quality services to our customers. Our Network Operation Center ("NOC") in Munich, monitors the performance of our network and our international links 24 hours a day and seven days a week. Our NOC has the capability to identify network problems on a real-time basis. Our technical support groups are equipped to take the necessary corrective measures quickly. We have centralized our NOC in a single facility in Munich.

Data Centers

  We house servers in our data centers that are linked to our network. We currently operate data centers in Munich, Frankfurt, Hamburg, Rome and Milan. Our main data centers in Frankfurt, Munich and Hamburg have a total capacity of 10,500 square meters for co-location. We intend to establish additional data centers in Vienna, Milan, and Zurich. These data centers will be co-located with certain of our IP nodes (POPs) and switching facilities. Each of these facilities will be approximately 2,000 square meters in size. We also intend to secure an additional 1000 square meters of space at our Milan data center. We are designing these facilities to house transmission, IP routing and switching equipment, and to offer hosting, co-location, facilities management and interconnection services to our corporate customers, ISPs and telecommunications carriers. Each facility will offer

--------------------------------------------------------------------------------
uninterruptible power supply and back-up generators, air- conditioning, constant monitoring and physical security to ensure a high quality of service with minimal interruptions.

Switched Voice

We offer switched voice services using a third party provider in Germany and Italy.


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

  . Sunweb. In May 1999, we acquired 51% and an option to purchase the remaining 49% of Sunweb, through which we established a presence in Switzerland and acquired substantial additional expertise in switched voice services. In May 2000, we acquired the remaining 49% for Euro 480,000 paid in cash (Swiss Francs).

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

  . In April 2000, we acquired Cybernet S.a.g.l., a Swiss ISP for a maximum purchase price of SFr 500,000 plus 12,000 shares of common stock. Of the purchase price SFr 400,000 was paid in cash at September 30, 2000 and 12,000 shares of common stock will be released upon achievement of certain revenue goals. The operations of Cybernet S.a.g.l. have been combined with those of Sunweb.

--------------------------------------------------------------------------------

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

ISPs

  We strive to differentiate ourselves from other ISPs by offering a full range of services and solutions which business customers are likely to require in connection with their use of the Internet. Most of our ISP competitors offer fewer services and focus on connectivity. However, some competitor ISPs have greater resources and larger communications and network infrastructures than we do. In Germany, these competitors include: UUNet, KPNQuest, Cable & Wireless. In Austria, they include Cybertron, KPNQuest and Netway Austria; and in Italy, they include I-Net and Albacom/BT.

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

Research and Development

  Our future success will depend, in part, on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied

--------------------------------------------------------------------------------
needs of current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost effective basis. The market for our services is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent introductions of new services. We cannot assure you that future advances in technology will be beneficial to, or compatible with, our business or that we will be able to incorporate into our business such advances on a cost effective and timely basis. Moreover, technological advances may have the effect of encouraging certain of our current or future customers to rely on in-house personnel and equipment to furnish the services we currently provide. In addition, keeping pace with technological advances may require substantial expenditures and lead time.

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

  All of the countries in which we operate have enacted legislation and regulations and have established regulatory authorities for the telecommunications industry. The purpose of this regulation is to ensure:

--------------------------------------------------------------------------------

    1. a wide range of high-quality, telecommunications services to private individuals and businesses;

    2.  reliable services to the entire population at affordable prices;

    3. the absence of interference with personal and intellectual property rights in telecommunications traffic;

    4.  effective competition in the provision of telecommunications services;
        and

    5.  access to the dominant operator's network on non-discriminatory terms.

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

  Each of the countries in which we have operations has market-dominant providers which are legally required to offer essential services such as transmission, switching and operational interface to networks such as the one we plan. Market-dominant operators of telecommunications facilities are obligated to provide interconnection on a non-discriminatory basis and at cost- related prices. If the terms and conditions of obligatory interconnection cannot be agreed upon, the regulatory regimes of the countries in which we operate provide for administrative proceedings which permit regulatory authorities to set the conditions for interconnection.

Subscriber Line Charges

  We rely upon Deutsche Telekom for leased lines and for unbundled loop lines for DSL services so as to obtain direct access to customers. The rates which Deutsche Telekom may charge for such lines have been established by the Regulatory Authority. From time to time the ruling of the Regulatory Authority is subject to change which could affect the current rates. Any possible increase in these rates of the rental charge could impede our business development.

Internet Access Charges

  T-Online, an ISP owned by Deutsche Telekom, has started to charge Internet subscribers a flat rate that is significantly lower than the rate charged by competitor ISPs. This offer is targeted at consumer customers. Since Cybernet's focus is on business customers there is a little effect on Cybernet's business. However, if T-Online or Deutske Telekom would start to offer similar low-cost flat rate to business customers, our ability to market Internet access services might be adversely affected.

Employees

  At the end of December 2000, we had a total of approximately 314 employees organized as follows: 145 in sales and marketing, 198 in technical and operational personnel and 83 in administration. There are no collective bargaining agreements in effect. We believe that relations with our employees are good.

Item 2. Properties

--------------------------------------------------------------------------------

   We lease the real estate where our business offices and certain nodes containing servers, routers and other equipment are located. Our largest leasehold property is our Data Center in Munich and Frankfurt with approximately 4,000 square meters. Other leasehold properties for our regional offices are located in Frankfurt, Dusseldorf, Berlin, Munich, Stuttgart, Hamburg, Vienna, Trento, Rome, Milan, Florence, Padua, Verona, Zurich, Lugano and an administrative office is located in Washington, D.C. In addition, we lease approximately 4,000 square meters for our Internet Data Centres facility in Frankfurt, 2,600 square meters for our facility in Hamburg, 4,000 square meter for our facility in Munich.

   We believe that none of these leases is critical to operations and that relocation of any of the leased premises would be feasible on acceptable terms, if necessary.

   We lease dedicated lines from telecommunications carriers and resellers. Assets relating to our operations, including servers and routers, are leased or owned.

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

     None

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range Of Common Stock

   Our common stock is traded on the OTC Bulletin Board under the symbol "ZNET" and on the Neuer Markt of the Frankfurt Stock Exchange under the Symbol "CYN." Our common stock also trades on the Freiverkehr of the Berlin and Munich Stock Exchanges under the securities identification number WP-Kenn-Nr. 906 623. Our principal foreign trading market is the Neuer Markt. As of August 8, 2000, the Company had 175 registered stockholders of record. The closing price of the common stock on the OTC Bulletin Board and the Neuer Markt on April 3, 2001 was $1.0313 per share and Euro 0.94 per share, respectively.

   The following tables set forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period in 1997 and 1998 and each monthly period in 1999 on the OTC Bulletin Board and the Neuer Markt. Prices on the OTC Bulletin Board are reported in The NASDAQ Trading and Marketing Services' Trading Activity Reports, Trade and Quote Summary. Prices on the Neuer Markt are reported for trades on the electronic trading system of Deutsche Borse A.G. The prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.

                              OTC BULLETIN BOARD



                                                         High       Low
     1997                                              --------   -------


--------------------------------------------------------------------------------

        Third Quarter(/1/)............................ $11.250    $ 9.310
        Fourth Quarter................................ $16.250    $ 7.750

                                                         High       Low
        1998                                           --------   --------

        First Quarter................................. $34.500    $11.500
        Second Quarter................................ $28.750    $20.000
        Third Quarter................................. $29.875    $18.000
        Fourth Quarter................................ $37.250    $13.000

                                                         High       Low
        1999                                           --------   --------

        January....................................... $47.000    $29.625
        February...................................... $43.875    $33.500
        March......................................... $36.000    $26.500
        April......................................... $27.750    $23.000
        May........................................... $24.000    $20.000
        June.......................................... $20.000    $16.000
        July.......................................... $21.750    $14.500
        August........................................ $18.000    $14.000
        September..................................... $20.875    $14.250
        October....................................... $16.000    $13.750
        November...................................... $15.500    $8.1250
        December...................................... $12.000    $8.5075

                                                         High        Low
        2000                                           --------   --------

        January....................................... $13.750    $ 8.750
        February...................................... $17.500    $11.000
        March......................................... $17.375    $11.500
        April......................................... $11.750    $ 9.000
        May........................................... $ 9.375    $ 6.500
        June.......................................... $ 7.8125   $ 5.375
        July.......................................... $ 6.250    $ 5.625
        August........................................ $ 5.250    $ 4.000
        September..................................... $ 6.250    $ 3.8125
        October....................................... $ 4.500    $ 3.500
        November...................................... $ 4.250    $ 3.750
        December...................................... $ 3.375    $ 1.8125

___________
(/1/) On September 17, 1997, Cybernet Utah, the Company's predecessor, acquired
      Cybernet AG. Prior to that date, Cybernet Utah had no material business activities, assets or liabilities. Accordingly, stock prices for the period prior to September 17, 1997, do not relate to the business in which the Company is presently engaged.

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


--------------------------------------------------------------------------------

       October....................................... (Euro)15.850 (Euro)13.300
       November...................................... (Euro)15.200 (Euro) 7.400
       December...................................... (Euro)11.400 (Euro) 8.900

                                                          High         Low
       2000                                           ------------ ------------

       January....................................... (Euro)12.100 (Euro) 8.810
       February...................................... (Euro 18.500 (Euro)10.600
       March......................................... (Euro)16.840 (Euro)12.450
       April......................................... (Euro)12.030 (Euro)10.000
       May........................................... (Euro)10.400 (Euro) 6.610
       June.......................................... (Euro) 7.950 (Euro) 5.800
       July.......................................... (Euro) 6.610 (Euro) 3.980
       August........................................ (Euro) 5.830 (Euro) 4.470
       September..................................... (Euro) 7.320 (Euro) 4.660
       October....................................... (Euro) 5.260 (Euro) 4.160
       November...................................... (Euro) 5.090 (Euro) 3.510
       December...................................... (Euro) 3.700 (Euro) 1.940


COMMON STOCK DIVIDEND POLICY

     We have never declared or paid cash dividends on our Common Stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 2000, we sold shares of Common Stock as follows:



--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
      Securities Sold             Purchasers           Consideration                           Exemption
-------------------------------
Date           Number of Shares
                Class of Stock
-----------------------------------------------------------------------------------------------------------
January      543,812              Former owners of     49% of the shares of                    Section 4 (2)
2000         Common Stock         Novento Telecom AG   Novento Telecom AG and Multicall
                                  and Multicall        Telefonmarketing AG
                                  Telefonmarketing AG  (in connection with Novento and
                                                       Multicall acquisition)
-----------------------------------------------------------------------------------------------------------
May          108,390              Former owners of     34% of the shares of Eclipse S.p.A.     Section 4 (2)
2000                              Eclipse S.p.A        in connection with Eclipse acquisition)
-----------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

   ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated Statement of Operations data and Balance Sheet data as of and for the years ended December 31, 1998, 1999 and 2000 set forth below has been derived from our financial statements, which have been audited by Ernst & Young, independent auditors. Business acquisitions made during the periods for which selected financial data is presented below materially affect the comparison of such data from period to period. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview:

   We changed our reporting currency from US dollars to Euro in the quarter ended September 30, 2000. This change was made because we believe that it results in a more meaningful presentation of our financial position and results of operations since the majority of our operations are conducted in currencies that are linked to the Euro.

   All prior period amounts have been translated to the Euro using the US dollar to Euro exchange rate in effect for those periods except for the 1998 financial statements which were translated using the US dollar to Euro exchange rate in effect on January 1, 1999 (the Euro introduction date). As a result the financial statements depict the same trends as the previously reported financial statements. However, it should be noted that the 1998 financial statements are not comparable to those of companies from other countries reporting in Euro for that year since the relationship between those countries local currencies and our local currency (German mark) may have been different than the relationship depicted in the Euro based financial statements.

   The following table sets forth, the items of the consolidated statements of operations for the years ended December 31, 1998, 1999 and 2000, expressed as a percentage of total revenues.


                                                                      For the year ended December 31
                                                                   ------------------------------------
                                                                        1998         1999          2000
                                                                   ---------       ------      --------
Revenue                                                                 59.5%        25.4%         12.4%
     Internet Projects...........................................
     Network Services............................................       40.5%        74.6%         87.6%
Total revenues...................................................      100.0%       100.0%        100.0%
    Direct cost of services......................................       50.1%        63.9%         64.5%
Gross margin.....................................................       49.9%        36.1%         35.5%
Other costs and expenses
    Network Operations...........................................       51.4%        35.1%         23.5%
    General and administrative expenses..........................       18.3%        81.5%         55.3%
    Sales and Marketing expenses.................................       44.5%        58.7%         37.5%
    Research and development.....................................       34.1%        19.3%          4.2%
    Depreciation and amortization................................       29.6%        54.4%         60.9%
Total other costs and expenses...................................      177.8%       249.0%        181.4%
Operating loss...................................................     (127.9%)     (212.9%)      (145.9%)
Interest and other  expense......................................       (2.3%)      (80.9%)       (98.2%)
Interest income..................................................        1.8%        18.6%         15.2%
Other Income                                                             0.0%         0.0%          0.6%
Realized foreign currency translation losses.....................        0.0%       (20.8%)       (10.2%)
Loss before taxes, minority interest and equity earnings.........     (128.5%)     (296.1%)      (239.1%)
Income tax benefit...............................................       71.5%        64.5%         19.5%
Net loss before minority interest and equity earnings............      (57.0%)     (231.6%)      (219.6%)
Equity in Losses of Equity-Method investees                              0.0%         0.0%         (0.5%)
Minority interest................................................        1.7%         0.4%          0.0%
Net loss before extraordinary items..............................      (55.3%)     (231.1%)      (291.6%)

Extraordinary items..............................................        0.0%         0.0%         49.5%
Net loss.........................................................      (55.3%)     (231.1%)      (170.1%)

   Year ended December 31, 2000 As Compared To The Year Ended December 31, 1999


--------------------------------------------------------------------------------

Results of Operations

Total revenues increased by 71.2% from Euro 20,928,000 in 1999 to Euro 35,831,000 in 2000. Internet Project revenues decreased 16.3% from Euro 5,315,000 in 1999 to Euro 4,446,000 in 2000 and represented 25.4% and 12.4% of our total revenues in 1999 and 2000, respectively. Network Services revenues increased by 101% from Euro 15,613,000 in 1999 to Euro 31,385,000 in 2000. In
2000, Network Services represented 87.6% of total revenues as compared to 74.6% in 1999.

The increase in revenue from Network Services is partially a result of an expansion of our customer base, which provides us with a stream of recurring revenues. Although in 2000 the Company has focused primarily on building these recurring revenues from Network Services, building relationships with customers through Internet Projects remains a continuing strategy. In addition, in 2000 Network Service revenues include a full year of revenues for Sunweb, Cybernet Italia Spa and Novento, compared with nine months of Sunweb revenues, six months of Cybernet Italia revenues and three months of Novento revenues in 1999.

The decrease in Internet Project revenues is mostly the result of our decision to be more selective when taking on Internet Projects in order to apply scarce human resources to the projects most likely to generate long-term relationships and generate revenues from network-based services.

We derived Euro 20,918,000 or 58.4% of total revenues from our operations in Germany compared with Euro 11,338,000 or 54.2% in 1999, and Euro 8,040,000 or 22.4% of total revenues from our operations in Italy compared with Euro 5,161,000 or 24.7% in 1999. We derived Euro 3,859,000 or 10.8% of total revenues from our operations in Austria compared with Euro 3,529,000 or 16.9% in 1999, and Euro 3,013,000 or 8.4% of total revenues from our operations in Switzerland compared with Euro 900,000 or 4.2% in 1999.

In Germany, the largest customer provides 11.8 % of the revenues derived from that market. In Italy 3 % of revenues is derived the largest customer. In Austria 5 % of revenues is derived from the largest customer. In Switzerland we do not have any single customer which represented a significant percentage of the revenues in that market.

Direct Cost of Services

Direct cost of services increased 73.0% from Euro 13,364,000 in 1999 to Euro 23,117,000 in 2000. Direct cost of services consists of 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Cybernet mainly utilizes leased lines for it's backbone network, and to connect its network to its major customers' premises. Direct cost of services as a percentage of revenues increased from 63.9 % in 1999 to 64.5% in 2000.

Network Operations

Network operations costs increased 14.7% from Euro 7,345,000 in 1999 to Euro 8,426,000 in 2000. Network operations mainly consist of 1) the personnel costs of technical and operational staff and related overheads, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenue and 3) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues fell from 35.1 % in 1999 to 23.5% in 2000.

We had 106 technical and operations personnel on December 31, 2000 compared to approximately 149 at December 31, 1999.

General and Administrative Expenses

General and administrative expenses increased 16.2% from Euro 17,060,000 in 1999 to Euro 19,826,000 in 2000. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff and office rent. The increase in our general and administrative expenses reflects the costs of building a corporate infrastructure to support our anticipated growth and the addition of general and administrative expenses of companies acquired since 1997. As a percentage of revenues, general and administrative expenses fell from 81.5% in 1999 to 55.3% in 2000.

General and Administrative staff decreased from approximately 110 personnel at the end of 1999 to 73 at the end of 2000. The reductions were mostly in the areas of Finance and Accounting, Human Resource management, IT, Executive

Management and other support functions. We have taken measures since the first quarter of 2000 to find any possible synergy and to reduce the number of staff in non-essential support functions.

Sales and Marketing Expenses

Sales and marketing expenses increased by 9.2% from Euro 12,295,000 in 1999 to Euro 13,428,000 in 2000. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. Higher sales and marketing expenses reflect a company-wide increase in advertising and communication expenses, as well as the cost to integrate and re-organize our sales and marketing teams in the different countries where we do business. Sales and marketing staff decreased from approximately 154 on December 31, 1999 to 96 as of December 31, 2000. As a percentage of revenues, our sales and marketing expenses fell from 58.7% in 1999 to 37.5% in 2000.

Research and Development

Research and development expenses decreased 63.1% from Euro 4,040,000 in 1999 to Euro 1,492,000 in 2000. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. The personnel utilized for this purpose include our own marketing force and the portion of their time which was devoted to product development is included in research and development. The decrease is mainly due to the availability of more products from partners and suppliers, minimizing the need for in house development. As a percentage of revenues, research and development decreased from 19.3% in 1999 to 4.2% in 2000. Most of the research and development expenses have been incurred in our German operations and the consolidation of acquired companies in 2000 had only a minor impact on the growth in expenses in this area.

Depreciation and Amortization

Depreciation and amortization expenses increased from Euro 11,380,000 in 1999 to Euro 21,828,000 in 2000. This increase reflects increased depreciation of capital expenditures for property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and increased amortization of goodwill related to our 1999 and 2000 acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the tangible assets of those companies. Goodwill is amortized over 5 - 10 years.

Impairment of long lived assets

During 2000 we re-focused our activities towards our core business. As a consequence we cut or re-assesed certain projects and initiatives, such as voice telephony. As a result, we recorded impairment losses of approximately Euro 1,620,000 which was recorded as additional depreciation in the 2000 statement of operations.

Furthermore, due to management restructuring of certain subsidiaries certain key management employees left the Company resulting in an impairment of capitalized management contracts, requiring the recognition of an impairment loss of approximately Euro 645,000 on these specific management contracts as additional amortization expense in 2000.

Equity in Losses of Equity-method investees

Losses of Equity-method investees reflects our portion of the loss in our minority investment in B&N Software and the amortization of goodwill related to the investment.

Interest Income and Expense

Interest expense increased from Euro 16,931,000 in 1999 to Euro 35,189,000 in 2000 as a result of the debt issued in 1999. Interest income increased from Euro 3,884,000 in 1999 to Euro 5,437,000 in 2000 as a result of interest earned on the proceeds of those offerings before they are utilized in our business. Net foreign exchange losses decreased from Euro 4,361,000 in 1999 to

Euro 3,670,000 in 2000 reflecting the reduction of our US dollar denominated borrowings and fluctuations in exchange rates.

Other Income

Other income represents primarily gains recognized on the sales of our rights on leased carrier grade switches in Italy.

Income Taxes

We recorded income tax benefits of Euro 13,500,000 in 1999 and Euro 6,976,000 in 2000. This decrease is mainly due to the adjustment necessary to revalue our year end deferred tax assets at the new corporate tax rate in Germany, that has been reduced to 25% from 40%. In addition, a valuation allowance has been established against some of deferred tax assets arising from certain of our operating losses to reflect the estimated amount which most likely will not be realized. The majority of our deferred tax assets relate to net operating loss carry forwards generated by our German operations. The loss carry forwards have an indefinite life under the current German tax law.

Extraordinary Items

During 2000, we repurchased Euro 77.1 million ($72.6 million) of our 14% Senior Notes due 2009 (the "Notes") generating a gain of Euro 17.8 million. The Notes were repurchased at average prices equal to 43% of face value. As required by the terms of the Notes, we had established an escrow account to provide for payment in full of the first six scheduled interest payments on the Notes. The amounts contained in the escrow account are carried on the Company's balance sheet as "Restricted investments". As a result of the repurchase of Notes, approximately Euro 20.4 million was released from the escrow account and became available to the Company. The purchase price of the Notes repurchased, net of amounts released from the escrow account, was approximately Euro 13.5 million. The face amount of the Notes outstanding at December 31, 2000 was approximately Euro 92.5 million ($77.4 million).

The amount shown as an extraordinary item represents the difference between the amount paid to repurchase the Notes and the carrying value on the balance sheet, as of the date of extinguishments, net of associated transaction costs and taxes.

Year Ended December 31, 1999 As Compared To The Year Ended December 31, 1998

Results of Operations

Total revenues increased by 169.4% from Euro 7,768,000 in 1998 to Euro 20,928,000 in 1999. Internet Project revenues increased 14.9% from Euro 4,624,000 in 1998 to Euro 5,315,000 in 1999 and represented 59.5% and 25.4% of our total revenues in 1998 and 1999, respectively. Network Services revenues increased by 396.6% from Euro 3,144,000 in 1998 to Euro 15,613,000 in 1999. In
1999, Network Services represented 74.6% of total revenues as compared to 40.5% in 1998.

The increase in revenue from Network Services is partially a result of an expansion of our customer base, which provides us with a stream of recurring revenues. Although in 1999 Donnelley focused primarily on building these recurring revenues from Network Services, building relationships with customers through Internet Projects remains a continuing strategy. In addition, in 1999 Network Service revenues include a full year of Vianet revenues, nine months of Sunweb revenues, six months of Flashnet revenues and three months of Novento revenues. Vianet and Novento derive all revenues from Network Service sales.

The increase in Internet Project revenues from 1998 to 1999 is mainly a result of consolidating the Internet Project revenues of Euro 663,000 from Sunweb (nine months) and Euro 241,000 from Flashnet (six months). This decrease is mostly the result of being more selective when taking on Internet Projects in order to apply its scarce human resources to the projects most likely to generate long-term relationships and generate revenues from network-based services.

We derived Euro 11,338,000 or 54.2% of total revenues from our operations in Germany compared with Euro 6,921,000 or 89.1% in 1998, and Euro 5,161,000 or 24.7% of total revenues from our operations in Italy compared with Euro 847,000 or 10.9% in 1998. We derived Euro 3,529,000 or 16.9% of total revenues from our operations in Austria compared with none in 1998, and Euro 900,000 or 4.2 % of total revenues from our operations in Switzerland compared with none in 1998.

In 1999, in Germany, the largest customer provides 7% of the revenues derived from that market, in Italy 5% is derived from largest customer, in Austria 7% from the largest customer and in Switzerland the largest customer provides 32% of our revenues in that market.

Direct Cost of Services

Direct cost of services increased 243.3 % from Euro 3,893,000 in 1998 to Euro 13,364,000 in 1999. Direct cost of services consists of 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Cybernet mainly utilizes leased lines for it's backbone network, and to connect its network to its major customers' premises. Direct cost of services as a percentage of revenues increased from 50.1% in 1998 to 63.9 % in 1999.

Network Operations

Network operations costs increased 83.9% from Euro 3,994,000 in 1998 to Euro 7,345,000 in 1999. Network operations mainly consist of 1) the personnel costs of technical and operational staff and related overheads, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenue and 3) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues fell from 51.4% in 1998 to 35.1 % in 1999.

We had 198 technical and operations personnel on December 31, 1999 compared to approximately 99 at December 31, 1998.

General and Administrative Expenses

General and administrative expenses increased 1,103.1% from Euro 1,418,000 in 1998 to Euro 17,060,000 in 1999. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent and depreciation of office equipment. The increase in our general and administrative expenses reflects the costs of building a corporate infrastructure to support our anticipated growth and the addition of general and administrative expenses of companies acquired in 1997, 1998 and 1999. As a percentage of revenues, general and administrative expenses increased from 18.3% in1998 to 81.5% in 1999.

General and Administrative staff increased from approximately 32 personnel at the end of 1998 to 83 at the end of 1999. The increases were mostly in the areas of Finance and Accounting, Human Resource management, IT, Executive Management and other support functions. We began taking measures in the fourth quarter of 1999 to reduce the number of staff in non-essential support functions. The favorable impact of these reductions will not be realized until the first quarter of 2000, since the Company has had to carry the related cost of dismissed personnel through the end of 1999.

Additionally there was a significant increase in General and Administrative expenses related to the build-up of an international executive management team and supporting structures. Within this area there were also large increases in legal, accounting and other external advisory costs associated with the financing activities, acquisitions and alliances in 1999.

Sales and Marketing Expenses

Sales and marketing expenses increased by 255.4% from Euro 3,459,000 in 1998 to Euro 12,295,000 in 1999. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. Higher sales and marketing expenses reflect our larger sales and marketing teams, a company-wide increase in advertising and communication expenses, and a major marketing campaign undertaken in the fourth quarter of 1999 to launch the Cybernet brand in Italy. Sales and marketing staff increased from 83 on December 31, 1998 to 145 as of December 31, 1999. As a percentage of revenues, our sales and marketing expenses increased from 44.5% in 1998 to 58.7% in 1999.

Research and Development

Research and development expenses increased 52.7% from Euro 2,646,000 in 1998 to Euro 4,040,000 in 1999. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. The personnel utilized for this purpose include our own marketing force and the portion of their time which was devoted to product development is included in research and development. As a percentage of revenues, research and development decreased from 34.1% in 1998 to 19.3% in 1999. Most of the research and development expenses have been incurred in our German operations and the consolidation of acquired companies in 1999 only had a minor impact on the growth in expenses in this area.

Depreciation and Amortization

Depreciation and amortization expenses increased from Euro 2,297,000 in 1998 to Euro 11,380,000 in 1999. This increase reflects increased depreciation of capital expenditures for property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and increased amortization of goodwill related to our 1997, 1998 and 1999 acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the tangible assets of those companies. Goodwill is amortized over 5 - 10 years.

Interest Income and Expense

Interest expense increased from Euro 178,000 in 1998 to Euro 16,931,000 in 1999 as a result of the debt issued in 1999. Interest income increased significantly from Euro 139,000 in 1998 to Euro 3,884,000 in 1999 as a result of interest earned on the proceeds of these offerings before the proceeds are utilized in our business. In 1999 we incurred net foreign exchange losses of Euro 4,361,000 as our borrowings are denominated in US dollars but our operational currency is the Deutsche Mark.

Income Taxes

We recorded income tax benefits of Euro 5,554,000 in 1998 and Euro 13,500,000 in 1999, reflecting the increase in our operating losses. A valuation allowance has been made against certain of our losses to reflect the estimated amount which most likely may not be realized. The majority of the operating losses are from our German operations. Under the current German tax code, these net operating losses may be carried forward indefinitely and used to offset future taxable earnings.

Year Ended December 31, 1998 As Compared To The Year Ended December 31, 1997

Results of Operations

Revenues

Total revenues increased by 277% from Euro 2,061,000 in 1997 to Euro 7,768,000 in 1998. Internet Project revenues increased by 225% from Euro 1,423,000 in 1997 to Euro 4,624,000 in 1998 and represented 69.1% and 59.5% of our total revenues in 1997 and 1998, respectively. Network Services revenues increased by 393% from Euro 638,000 in 1997 to Euro 3,144,000 in 1998. In 1998, Network
Services represented 40.5% of total revenues as compared to 30.9% in 1997. The primary reason for this shift is that our recurring revenues grow as we expand our customer base.

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

Network Services revenues increased by 393% from Euro 638,000 in 1997 to Euro 3,144,000 in 1998 and represented 30.9% and 40.5% of total revenues in 1997 and 1998, respectively. Revenues from existing operations represented 78.3% of Network Services revenues in 1998 compared with 100.0% in 1997. These revenues accounted for 72.7% of the growth in Network Services revenues from year to year.

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

We derived Euro 6,921,000 or 89.1% of total revenues in 1998 from our operations in Germany and Euro 847,000 or 10.9% of total revenues from our operations in Italy. On December 28, 1998, we acquired Vianet, our Austrian subsidiary, which had revenues of approximately Euro 2.8 million in 1998.

Our total number of customers increased by 74.4% to approximately 7,400 at December 31, 1998 from 4,300 at December 31, 1997. No single customer accounted for more than 3% of our revenues in 1998.

Direct Cost of Services

Direct cost of services increased 318% from Euro 931,000 in 1997 to Euro 3,893,000 in 1998. Direct cost of services consists of 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Cybernet mainly utilizes leased lines for it's backbone network, and to connect its network to its major customers' premises. Direct cost of services as a percentage of revenues increased from 26% in 1997 to 50.1 % in 1998.

Network Operations

Network operations costs increased 241% from Euro 1,171,000 in 1997 to Euro 3,994,000in 1998. Network operations mainly consist of 1) the personnel costs of technical and operational staff and related overheads, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenue and 3) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues fell from 76.1% in 1997 to 51.4 % in 1998.

General and Administrative Expenses

General and administrative expenses increased 231% from Euro 429,000 in 1997 to Euro 1,418,000 in 1998. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent and depreciation of office equipment. The increase in our general and administrative expenses reflects the costs of building a corporate infrastructure to support our anticipated growth and the addition of general and administrative expenses of companies acquired in 1997 and 1998. As a percentage of revenues, general and administrative expenses decreased from 20.8% in 1997 to 18.3% in 1998.

Sales and Marketing Expenses

Sales and marketing expenses increased by 227% from Euro 1,059,000 in 1997 to Euro 3,459,000 in 1998. Sales and marketing expenses consist principally of salaries of our sales force and advertising and communication expenditures. Higher sales and marketing expenses reflect an increase in salary expense resulting from our larger sales force and an increase in advertising and communication expenses reflecting our drive to improve public awareness of our brand. As a percentage of revenues, our sales and marketing expenses decreased from 51.4% in 1997 to 44.5% in 1998.

Research and Development

Research and development expenses increased 963% from Euro 249,000 in 1997 to Euro 2,646,000 in 1998. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. The development of our modular products and the related pricing research which we conducted in 1998 is reflected in the higher personnel costs included in research and development. The personnel utilized for this purpose include our own marketing force and the portion of their time which was devoted to product development is included in research and development. We also incurred consulting expenses in 1998 while researching the viability of certain telecommunications services that we plan to offer in the future. As a percentage of revenues, research and development increased from 12.1% in 1997 to 34.1% in 1998.

Depreciation and Amortization

Depreciation and amortization expense, increased from Euro 256,000 in 1997 to Euro 2,297,000 in 1998. This increase reflects increased depreciation of capital expenditures for property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and increased amortization of goodwill related to our 1997 and 1998 acquisitions.

Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the tangible assets of those companies. Goodwill is amortized over 10 years.

Interest Income and Expense

Interest expense increased 409% from Euro 35,000 in 1997 to Euro 178,000 in 1998 as a result of new capital lease obligations which we undertook in 1998 to finance acquisitions of computer equipment. Interest income in 1998 was earned on excess cash balances resulting from the proceeds of our 1998 equity offerings.

Income Taxes

We recorded income tax benefits of Euro 1,193,000 in 1997 and Euro 5,554,000 in 1998. The increase reflects the increase in our operating losses. Under the current German tax code, these net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

Liquidity and Capital Resources

Since our inception, we have financed our operations and growth primarily from the proceeds of private and public sales of securities. Total net proceeds of debt and equity offerings in the four years ended December 31, 2000 amounted to approximately $293 million, including the issuance of $225 million of debt during 1999. Additionally, our subsidiaries have financed the acquisition of certain equipment with capital lease obligations.

Our working capital, defined as the excess of our current assets over our current liabilities, was Euro 36,067,000 at December 31, 2000 compared with Euro 113,103,000 at December 31, 1999, and Euro 32,291,000 at December 31, 1998. The
decrease from 1999 to 2000 is due to cash used in operations during the year.

At December 31, 2000 we had unrestricted cash and short term investments totaling approximately Euro 31,803,000 as compared to Euro 113,927,000 at December 31, 1999. The decrease in cash and short term investments during the year was due to cash needed to fund our operations and investments made in building our data centers throughout Germany.

In accordance with the provisions of our Senior Debt, we are required to maintain investments in escrow to cover the first six scheduled interest payments on the debt. Accordingly, we have restricted investments of approximately Euro 22,117,000 at December 31, 2000.

Operating activities used cash of Euro 55,883,000, Euro 29,299,000 and Euro 9,214,000 in each of the three years ended December 31, 2000, 1999 and 1998, respectively. The large increase in cash used in 2000 results from the significant loss before taxes for the year ended December 31, 2000. We significantly increased expenditures to consolidate our organizational infrastructure and substantially increased expenditures in the area of marketing.

Investing activities used (provided) cash of Euro (29,743,000), Euro 152,494,000 and Euro 8,493,000 in each of the three years ended December 31, 2000, 1999 and 1998, respectively. Investing activities generated cash mainly through selling short term investments. The increase in expenditures for property and equipment consisted principally of purchases of equipment and investments related to our data centers, Internet backbone and other equipment necessary to support our growth. In addition, significant cash was used in 1999 for business acquisitions.

The Company's capital expenditures decreased from Euro 23,900,000 in 1999 to Euro 23,888,000 in 2000.

Financing activities used (provided) cash of Euro 37,842,000, Euro (218,041,000) and Euro (51,424,000) in each of the three years ended December 31, 2000, 1999 and 1998, respectively. During the year ended December 31, 2000, we spent Euro 33,837,000 to repurchase units of our Senior Debt. As a result of these purchases, Euro 20,374,000 of previously restricted investments were released of the restrictions imposed by the debenture agreement. Accordingly, the net impact on unrestricted cash to repurchase bonds with a face value of Euro 77,091,000 was a decrease of Euro 13,463,000. The large inflow in 1999 results principally from our debt issuance in mid-1999 which generated Euro 220 million in proceeds The inflow in 1998 results principally from our December 1998 public equity offering which generated Euro 38.5 million in net proceeds and the May 1998 private equity offering which generated Euro 10.8 million in proceeds.

At December 31, 2000 we had available combined cumulative tax loss carry forwards of approximately Euro 117.6 million most of which relate to operations subject to German tax. Under current German tax law, these tax loss carry forwards have no expiration date. We have provided a valuation allowance against some of our tax loss carry forwards, to reflect the estimated amount that may not be realized.

We believe that our cash and cash equivalents will provide adequate liquidity to fund our normal operating activities over the next twelve months. We base this upon our estimates of revenues and expenses during that period and the cash and cash equivalents which we now have available. If our estimates of revenues or expenses do not prove to be accurate we may not have sufficient liquidity to fund our normal operating activities for a full twelve month period. We are also attempting to identify alternative financing sources and to negotiate changes to our current debt structure. There is no assurance that we will be successful in securing alternative financing or restructuring our current debt.

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

   As a result of our Private Unit Offering in July 1999 and Private Discount Notes Offering in August 1999, we have a substantial amount of debt in United States dollars. Our reporting currency is now the Euro and that is also our functional currency. Significant fluctuations in the United States dollar to Euro exchange rate could have an adverse impact on the amount of Euro required to satisfy this debt. We estimate that a 10% increase in the exchange rates between the Euro and the United States dollar would increase the Euro amount required to settle the debt outstanding from the Private Unit Offering and the Private Discount Notes Offering by approximately Euro 15,000,000.

   All of our revenues and a significant portion of our expenses are denominated in currencies within the Euro area, with the exception of the Swiss Franc. Approximately 89% of our revenues in 1998 and 52% of our revenues in the first nine months of 1999 were denominated in Deutsche Mark. Another 45% of our revenues in the first nine months of 1999 were denominated in other European Monetary Union member currencies. The majority of our foreign exchange rate exposure relates to the translation of our United States Dollars Debt into Euro financial statement which is impacted by changes in the exchange rates between the Euro and the United States dollar.

   We prepared a sensitivity analysis to assess the impact of exchange rate fluctuations on our 2000 operating results. Based on this analysis, we estimated that a 6% adverse change in the exchange rates between the Euro and the United States dollar would have increased our reported net loss for 2000 by approximately Euro 7.0 million.

Our analysis also indicated that the impact on actual fluctuation in the exchange rate between the United States dollar and the Euro would result in a decrease of our March 23, 2001 net assets of approximately Euro 7.2 million.

   We have not entered into any derivative hedging instruments to reduce the risk of exchange rate fluctuations.

Item 8.  Financial Statements and Supplementary Data

     The information required by this item appears beginning on page F-1 of this report.

Item 9. Changes in, and Disagreements with, Accountants on Accounting and Financial Disclosure

     None.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant


The following table sets forth the names, ages and positions of our executive officers and directors:

        Name                  Age                  Position
        ----                  ---                  --------

Andreas Eder.................  40    Co-founder, Chairman of the Board of
                                     Directors, President, Chief Executive
                                     Officer, and Head of the Management Board
                                     of Cybernet AG
Bernd Buchholz...............  47    Executive Vice President for Sales and
                                     Marketing
Dr.Paolo Vittorio di Fraia...  40    Vice president International, Chief
                                     Financial Officer and Managing Director
                                     Italy
Dr. Hubert Besner............  38    Director and Member of the Management Board
                                     of Cybernet AG
Robert Fratarcangelo.........  61    Director and Secretary
G.W. Norman Wareham..........  46    Director
Tristan Libischer............  30    Director, Co-Founder of Vianet and Member
                                     of the Management Board of Vianet
Thomas Stoek.................  36    Vice President Internet Data Center

Andreas Eder

     Mr. Eder, a co-founder of Cybernet AG, has been Chairman, President, Chief Executive Officer and Head of the Management Board of Cybernet AG since its formation in December 1995 and has been Chairman of our Board of Directors, President and Chief Executive Officer since we acquired Cybernet AG in 1997.Before founding Cybernet AG, Mr. Eder held management positions with The Boston Consulting Group from April 1991 to October 1995 and Siemens-Nixdorf Information Systems from April 1986 to March 1991. Mr. Eder holds a Master Degree in Business Administration from the University of Munich.

Bernd Buchholz

     Mr. Buchholz joined the Company as Executive Vice President Sales and Marketing in November 1999. From July 1998 to October 1999, Mr. Buchholz was Chief Executive Officer and a major stockholder of Novento Telecom AG. From June 1997 to June 1998, Mr. Buchholz was Managing Director Germany for Esprit Telecom GmbH (GTS Global Telesystems Group). From October 1996 to May 1997, Mr.Buchholz was Vice President Europe for Novadigm Inc. From April 1995 to September 1996, Mr. Buchholz was Chief Executive Officer and owner of Beki GmbH. From June 1993 to March 1995, Mr. Buchholz was Managing Director for Symantec Europe and from February 1989 to May 1993 Mr. Buchholz was Vice President Europe and Managing Director for Novell Europe.


Dr. Paolo Vittorio di Fraia

     Dr. Di Fraia joined the Company in May 2000 as Vice President International and Managing Director of Cybernet Italia Spa. He became Chief Financial Officer in June 2000. From February 1998 to March 2000, Dr.Di Fraia was the Managing Director Europe of Destia Communication Inc., an International telecommunication carrier. From September 1994 to January 1998, Dr. Di Fraia was Finance Director Europe of Viatel Inc, another International Telecommunication Carrier. From April 1989 to August 1994 Dr.Di Fraia was employed by Philip Crosby Associates Inc, as European Financial Controller. Dr.Di Fraia holds a University Degree and Doctorate in Business Administration from the University of Salerno.

Dr. Hubert Besner

     Dr. Besner is one of our Directors and a member of the Management Board of Cybernet AG and has served in these capacities since February 1996. From January 2001 to the present, he has been a partner in the law firm of Brobeck Hale and Dorr in Munich.

--------------------------------------------------------------------------------

From April 1994 to December 2000 he was a partner in the law firm Besner Kreifels Weber in Munich. He is currently a Director of Marine Shuttle Operations, a member of the Supervisory Board of Schuller Industsrieentsorgung, Typhoon Networks and IPO Beteiligungen. Dr. Besner received his First State Exam in law from Ludwig-Maximilians-Universitat in 1986 and his Doctorate Degree magna cum laude from Ludwig-Maximilians-Universitat in 1988.

Robert Fratarcangelo

     Since May 1999, Mr. Fratarcangelo has been our Secretary. He has been one of our Directors since September 1997. Since September 1996, he has been the President and Chief Executive Officer of Criminal Investigative Technologies, Inc. From 1993 to 1996, Mr. Fratarcangelo was a District Manager at EMC/2/ in Massachusetts. From 1988 to 1993, Mr. Fratarcangelo was Vice President, Federal Sales at Teradata and Digital Communications Associates. Previously, Mr.Fratarcangelo held various positions at IBM. Mr. Fratarcangelo has a Bachelors Degree in Political Science from the State University of New York.

G.W. Norman Wareham

     Mr. Wareham has been one of our Directors since May 1997. Mr. Wareham is a director of ZMAX Corporation and has served in this capacity since September 1996. He has been the President of Wareham Management Ltd. since May 1996. Mr.Wareham is currently a director and officer of Aquaplan, British Brasses, Solar Energy, Viper Resources and WattMonitor and has served in these capacities since May 1997, December 1998, December, 1997, November 1998 and December 1998,respectively. Since June 1998 and February 1997, respectively, Mr. Wareham has been a director of two Canadian public companies, Anthian Resources and Orko Gold. From June 1995 to January 1996, Mr. Wareham was an accountant with the certified general accounting firm of Wanzel, Sigmund, & Overes. From April 1993 to February 1995, Mr. Wareham served as President and Chief Executive Officer of Transatlantic Financial, a private investment banking company. From August 1986 to March 1993, Mr. Wareham was the proprietor of Wareham & Company, providing accounting and management consulting services.

Tristan Libischer

     Mr. Libischer has been one of our Directors since February 1999. He is co-founder of Vianet and has been a Managing Director of Vianet since September 1994. From February 1992 to August 1994, Mr. Libischer held various positions with BARK. From November 1990 to January 1992, Mr. Libischer was a senior consultant and sales engineer with 3C Group.

Thomas Stoek

     Thomas Stoek joined the Cybernet in January 2001 as Vice President Internet Data Center and a member of the Management Board of Cybernet AG. From 1997 to December 2000, Mr. Stoek was Managing Director of Guardian iT, the European leader in Business Continuity Services. In this role he was responsible for the development of a Joint Venture with Debis Systemhaus. Prior to that, Mr. Stoek was employed as Sales Manager for Seagate Software responsible for the Central European Market. He received his degree in electrical engineering in 1992.

     No family relationship exists between any director or executive officer and any other director or executive officer.

Board Composition

     We currently have five directors. In accordance with the terms of our Certificate of Incorporation, the Board of Directors is divided into three classes: Class A, whose term will expire at the annual meeting of stockholders to be held in 2002; Class B, whose term will expire at the annual meeting of stockholders to be held in 2000; and Class C, whose term will expire at the annual meeting of stockholders to be held in 2001. The Class A directors are Dr. Besner and Mr. Fratarcangelo, the Class B director is Mr. Wareham, and the Class C directors are Messrs. Eder and Libischer. At each annual meeting of stockholders after the initial classification, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. Directors may be removed for cause by the affirmative vote of the holders of a majority of all outstanding voting shares of Cybernet entitled to vote generally, voting together as a single class.

Board Committees

     The Board of Directors has three committees: an Executive Committee, an Audit Committee and a Compensation Committee. The Executive Committee consists of Mr.Eder and Dr. Besner. The Audit Committee consists of Messrs. Fratarcangelo and Wareham. The

Audit Committee reviews our accounting processes, financial controls and reporting systems, as well as our selection of independent auditors and the scope of the audits to be conducted.

     The Compensation Committee consists of Dr. Besner, Mr. Fratarcangelo, and Mr.Wareham. It reviews executive compensation and organization structure. The Compensation Committee also administers our Stock Option Plan. Prior to the creation of the Compensation Committee in November 1998, all decisions concerning salaries, incentives and other forms of compensation of our directors, officers and other employees were made by the whole Board of Directors.

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

     Andreas Eder. On March 1, 1999, we entered into an employment agreement with Mr. Eder to serve as President and Chief Executive Officer. The agreement provides for a three-year term and an annual base salary of approximately DM 300,000 or Euro 153,388 per year. It also permits Mr. Eder to earn an annual bonus of up to approximately DM 100,000 or Euro 51,129 if certain performance standards established by the Compensation Committee are achieved. We may terminate the agreement if Mr. Eder should suffer a "disability" or for "cause."

     Upon Mr. Eder's death, we are obligated to pay to his estate an amount equal to his base salary for the period ended 12 months after his death. If Mr. Eder resigns or we terminate his employment as a result of a "disability" or for "cause," we are obligated to pay his base salary through the date of termination.

     Under the agreement, "disability" is defined as: (a) any mental or physical disability which the Board of Directors deems in good faith would preclude Mr.Eder from performing his duties; or (b) a mental or physical disability which lasts for a period of 60 consecutive days or for 90 days in any six-month period and which the Board of Directors elects to treat as permanent in nature. The agreement defines "cause" as any material breach of its terms by Mr. Eder or the commission of a felony or a crime involving moral turpitude.

     Tristan Libischer. On December 28, 1998, Vianet entered into an employment agreement with Mr. Libischer to serve as a member of the Management Board of Vianet. The agreement is for a five-year term beginning January 1, 1999, provides for an annual base salary of approximately DM 200,000 or Euro 102,258 and permits Mr. Libischer to earn an annual bonus of approximately DM 70,000 or Euro 35,790 if certain performance standards established by the Management Board of Vianet are achieved.

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

     Bernd Buchholz entered into an employment agreement with the Company to serve as Senior Vice President Sales and Marketing on June 1st, 2000. The agreement is for a one year term and provides for a base salary of approximately DM 300,000 or Euro 153,388. The agreement also provides for a bonus of up to approximately DM 100,000 or Euro 51,129 if certain performance standards established by the Board of Directors are achieved. Mr. Buchholz also received an option to purchase 280,000 shares of Cybernet's common stock pursuant to Cybernet's Incentive Plan (as defined). In the event Mr. Buchholz is unable to work due to illness or other reasons, the Company is obligated to pay Mr. Buchholz his base salary for three months. In the event of Mr. Buchholz's death, the Company is obligated to pay Mr. Buchholz's heirs his base salary for twelve months.

     Dr. Paolo Vittorio di Fraia entered into an employment agreement with the Company to serve as Vice President International/General Manager Italy on June 1st, 2000. The agreement is for one year term and provides for a base salary of approximately DM 300,000 or Euro 153,388. The agreement also provides for a bonus of up to approximately DM 100,000 or Euro 51,129 if certain performance standards established by the Board of Directors are achieved. Dr. Di Fraia also received an option to purchase 280,000 shares of Cybernet's common stock pursuant to Cybernet's Incentive Plan (as defined). In the event Dr.Di Fraia is unable to work due to illness or other reasons, the Company is obligated to pay Dr.Di Fraia his base salary for three months. In the event of Dr.Di Fraia's death, the Company is obligated to pay Dr.Di Fraia's heirs his base salary for twelve months.

     Thomas Stoek entered into an employment agreement with the Company to serve as Vice President Internet Data Centres on January 1, 2001. The agreement is for three year term and provides for a base salary of approximately DM 300,000 or Euro 153,388. The agreement also provides for a bonus of up to approximately DM 100,000 or Euro 51,129 if certain performance standards established by the Board of Directors are achieved. Mr. Stoek also received an option to purchase 150,000 shares of Cybernet's common stock pursuant to Cybernet's Incentive Plan (as defined). In the event Mr. Stoek is unable to work due to illness or other reasons, the Company is obligated to pay Mr. Stoek his base salary for three months. In the event of Mr. Stoek's death, the Company is obligated to pay Mr. Stoek's heirs his base salary for twelve months.

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


                          Summary Compensation Table

                                                                    Annual        Long-Term
                                                                 Compensation    Compensation
                                                                 ------------    ------------
                                                                                  Securities
                                                                                  Underlying       All Other
                                                          Fiscal                   Options       Compensation
Name and Principal Position                                Year   Salary (E)/1/    SARs (#)         (E)/1/
---------------------------                               ------  -------------  ------------    ------------
Andreas Eder/2/..........................................  2000    143,801         280,000           41,664
 Chairman of the Board, President, Chief Executive         1999    115,041         200,000                0
 Officer, and Head of the Management Board of Cybernet AG  1998    115,041         100,000                0
                                                           1997     38,347               0                0

Tristan Libischer/3/.....................................  2000    102,258         200,000           30,577
 Director, Co-Founder of Vianet and Member of              1999    102,258         200,000           35,791
 the Management Board of Vianet                            1998     50,703               0                0
                                                           1997        N/A             N/A              N/A

Robert Eckert/4/.........................................  2000    115,258         100,000                0
 Chief Financial Officer and Treasurer                     1999     45,448         200,000           18,179
                                                           1998        N/A             N/A              N/A
                                                           1997        N/A             N/A              N/A

Bernd Buchholz/5/........................................  2000    143,801         280,000           41,664
 Executive Vice President for Sales and Marketing          1999     19,174         200,000                0
                                                           1998        N/A             N/A              N/A
                                                           1997        N/A             N/A              N/A

Paolo Vittorio di Fraia /6/..............................  2000     95,724         280,000           29,282
 V.P International and Chief Financial Officer             1999        N/A             N/A              N/A
 Managing Director Italy                                   1998        N/A             N/A              N/A
                                                           1997        N/A             N/A              N/A

________________
/1/ Indicated amounts are translated into Euro at an exchange rate of 1.95583 DM for each Euro unless otherwise indicated.

/2/ Mr. Eder became an executive officer of Cybernet in September 1997. As a result, the information presented for fiscal 1997 represents payments made from September 1, 1997 through December 31, 1997. Mr. Eder is entitled to receive an annual salary of DM 300,000 or Euro 153,388.

/3/ Mr. Libischer joined Cybernet in June 1998. The information presented for fiscal 1998 represents payments made from June 1, 1998 through December 31,1998. Mr.

--------------------------------------------------------------------------------

Libischer is entitled to receive an annual salary of DM 200,000 or Euro 102,358 and a bonus of DM 70,000 or Euro 35,790.

/4/ Mr. Eckert joined Cybernet in May 1999. The information presented for fiscal 1999 represents payments made from May 1, 1999 through December 31, 1999. Mr. Eckert was entitled to receive an annual salary of 133,334 DM and a bonus of 53,334 DM. Mr.Eckert resigned all positions with the Company on June 15, 2000. The information presented for fiscal 2000 represents payments made from January 1, 2000 through June 15, 2000.

/5/ Mr. Buchholz joined the Company in November 1999. The information presented for fiscal 1999 represents payments made from November 1, 1999 through December 31, 1999. Mr. Buchholz is entitled to receive an annual salary of DM 300,000 or Euro 153,388.

/6/ Dr. Di Fraia joined the Company in June 2000. The information presented for fiscal 2000 represents payments made from June 1st, 2000 through December 31,2000. Dr. Di Fraia is entitled to receive an annual salary of DM 300,000 or Euro 153,388 and a bonus of DM 100.000 or euro 51,129 if certain performance standards are achieved.


Option/SAR Grants in Last Fiscal Year

The following table provides information on options to purchase Cybernet's common stock that were granted to named executives and directors during fiscal 2000.

Option/SAR Grants in Last Fiscal Year

The following table provides information on options to purchase Cybernet's common stock that were granted to named executives and directors during fiscal 2000.


                                              Individual Grants
                                        ----------------------------------
                                                               Percent of                                Potential Realizable
                                            Number of            Total                                     Value at Assumed
                                           Securities        Options/SARs                               Annual Rates of Stock
                                           Underlying         Granted to     Exercise                     Price Appreciation
                                          Options/SARs        Employees       or Base                      for Option Term
                                            Granted           in Fiscal        Price     Expiration    -----------------------
Name                                          (#)                Year         ($/Sh)        Date          5% ($)      10% ($)
----                                    -------------        -------------   -------     ----------    -----------  ----------
Andreas Eder.....................           80,000               6.47%       $4.1926       08/31/10         0         28,592
 Chairman of the Board,
 President, Chief
 Executive Officer, and
 Member of the Management
 Board of Cybernet AG

Bernd Buchholz...................           80,000               6.47%       $4.1926       08/31/10         0         28,592
 Executive Vice President
 for Sales and Marketing
 Member of the Management
 Board of Cybernet AG

Dr.Paolo V. Di Fraia.............          200,000              16.19%       $8.1949       05/31/10         0              0
 Chief Financial                            80,000               6.47%       $4.1926       08/31/10         0         28,563
 Officer and MD Italy

Eckhard Freund...................           20,000               1.61%       $9.1074       04/28/10         0              0
 Vice President                             30,000               2.42%       $4.1926       08/31/10         0         10,722
 of Operations

Robert Fratarcangelo.............            2,500               0.20%       $4.7777       07/31/10         0              0
 Secretary and Director

Dr. Hubert Besner................            2,500               0.20%       $4.7777       07/31/10         0              0
 Director

G.W. Norman Wareham..............            2,500               0.20%       $4.7777       07/31/10         0              0
 Director

Indemnification of Directors and Officers

Our Certificate of Incorporation limits the liability of our directors and executive officers to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

I.    breach of their duty of loyalty to the corporation or its stockholders,

II. acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,

III. unlawful payments of dividends or unlawful stock repurchases or redemptions, or

IV. any transaction from which the director derived an improper personal benefit.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2000, regarding beneficial ownership of Cybernet's common stock, Series A Preferred Stock and Series B Voting Preferred Stock by:

(1) each stockholder known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock or Series B Voting Preferred Stock, as the case may be;

(2) each of our directors with respect to the equity securities held by such director;

(3) each of our executive officers named in the Summary Compensation Table with respect to the equity securities held by such executive officer; and

(4) all of our current executive officers and directors as a group with respect to the equity securities held by such executive officers and directors.

Stock ownership information has been furnished to us by such beneficial owners or is based upon filings made by such owners with the Securities and Exchange Commission. As of December 31, 2000, there were 23,535,663 shares of Cybernet common stock, 600,000 shares of Series A Preferred Stock and 2,580,000 shares of Series B Voting Preferred Stock issued and outstanding. The following table assumes that all shares of Series A Preferred Stock and Series B Preferred Stock which are convertible into common stock within 60 days have been converted. For purposes of the column headed "Voting Distribution," the percentages does not take into account options granted to directors, employees or management that have not been exercised.

Name                                         Shares Beneficially Owned                               Percentage
of Class
--------                                     --------------------------                              -----------
-------------------------------------------------
                                                                                                      Percentage of

                                                     Series A    Series B                    Series A      Series B
                                                    Non-Voting    Voting     Percentage of  Non-Voting      Voting
                                         Common      Preferred   Preferred      Common       Preferred
Preferred       Voting
Executive Officers and Directors          Stock       Stock       Stock         Stock          Stock         Stock
Distribution
---------------------------------    ------------- ------------- ---------   ------------- ------------- -------------
Andreas Eder.......................  1,641,170/1/         0             0        6.18%             0             0
5.84%
Stefan-George-Ring 19
81929 Munich, Germany

Tristan Libischer..................    227,773/2/         0             0        *                 0             0
*
Mariannengasse 14
1090 Vienna, Austria

Bernd Buchholz.....................    138,302/3/         0             0        *                 0             0
*
Am Muehlenbach 19
40670 Meerbusch, Germany

Dr. Paolo V. Di Fraia..............     63,062/4/         0             0        *                 0             0
*
Via Carlo Veneziano 58
00148 Roma, Italy

Eckhard Freund.....................          0/5/         0             0        *                 0             0
*
Stefan-George-Ring 19
81929 Munich, Germany

Hubert Besner......................     13,761/6/         0             0        *                 0             0
*
Maximilianstrasse 31
80539 Munich, Germany

G.W. Norman Wareham................     12,500/7/         0             0        *                 0             0
*
1177 West Hastings Street
Suite 1818
Vancouver, B.C., Canada V6E 2K3

Robert Fratarcangelo...............     12,500/8/         0             0        *                 0             0
*
10842 Oak Crest
Fairfax, Virginia 22030

All executive officers and
 directors as a group (8
 persons)..........................  2,108,068            0             0        7.94%             0             0
6.59%

Principal Stockholders Other
 Than Executive Officers
 and Directors

Holger Timm...                       7,758,996/9/         0             0       29.24%             0             0
29.24%
Trabener Strasse 12
14193 Berlin, Germany

Cybermind Interactive Europe.......  6,477,396            0             0        24.41%            0             0
24.41%
Am Borsigturm 48
13507 Berlin, Germany

_________
 *Indicates less than 1% beneficial ownership
(1) Includes 275,250 shares of common stock held by Mr. Eder's spouse. She has sole investment and sole voting power over all shares held by her, and Mr. Eder disclaims beneficial ownership of any of the shares held by her. Includes options to purchase 90,837 shares of common stock under the Company's Incentive Plan which became exercisable on or before February 28, 2001. Does not include options to purchase 189,163 shares of common stock under the Company's Incentive Plan, which become exercisable on certain dates after March 1, 2001. (2) Includes options to purchase 77,773 shares of common stock under the Company's Incentive Plan which became exercisable on or before February 28, 2001. Does not include options to purchase 122,227 shares of common stock under the Company's Incentive Plan which become exercisable on certain dates after March 1, 2001.
(3) Includes 8,053 shares of common stock held by Mr. Buchholz's spouse. She has sole investment and sole voting power over all shares held by her, and Mr. Buchholz disclaims beneficial ownership of any of the shares held by her. Includes options to purchase 90,837 shares of common stock under the Company's Incentive Plan which became exercisable on or before February 28, 2001. Does not


--------------------------------------------------------------------------------
include options to purchase 189,163 shares of common stock under the Company's Incentive Plan, which become exercisable on certain dates after March 1, 2001.
(4) Includes options to purchase 63,062 shares of common stock under the Company's Incentive Plan which became exercisable on or before February 28, 2001. Does not include options to purchase 216,941 shares of common stock under the Company's Incentive Plan, which become exercisable on certain dates after March 1, 2001. (5) Does not include options to purchase 50,000 shares of common stock under the Company's Incentive Plan, which become exercisable on certain dates after March 1, 2001.

(6) Includes 1,261 shares of common stock held by Dr. Besner's spouse who has sole voting and investment power with respect to such shares. Dr. Besner disclaims beneficial ownership of any of the shares held by her. Includes options to purchase 12,500 shares of common stock under the Company's Incentive Plan which became exercisable on or before February 28, 2001.

(7) Includes options to purchase 12,500 shares of common stock under the Company's Incentive Plan which became exercisable on or before February 28, 2001.
(8) Includes options to purchase 12,500 shares of common stock under the Company's Incentive Plan which became exercisable on or before February 28, 2001.
(9) Mr. Timm can be deemed to control Cybermind as a result of his position as Chief Executive Officer and Head of the Managing Board and principal shareholder. Includes 6,477,396 shares of common stock held by Cybermind.

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

21 Subsidiaries. (Incorporated by reference as Exhibit 21 to the Form 10-K Annual Report filed with the Commission on March 30, 2000.)

23       Consent of Grant Thornton SpA

                                  Cybernet Inc
                       Consolidated Financial statements
                                 December 2000


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
                                                                                                               F- 2
  Independent Auditors' Report...............................................................................
  Consolidated Balance Sheets December 31, 2000 and 1999.....................................................  F- 3
  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.................  F- 4
  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.................  F- 5
  Consolidated Statements of Shareholders' Equity years ended December 31, 2000, 1999 and 1998...............  F- 7
  Notes to Consolidated Financial Statements.................................................................  F- 8

To the Board of Directors and Shareholders
Cybernet Internet Services International, Inc.:

We have audited the accompanying consolidated balance sheets of Cybernet Internet Services International, Inc. and its subsidiaries ("the Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Cybernet Italia S.p.A., or Eclipse s.r.l. as of and for the year ended December 31, 1999, both wholly owned subsidiaries, which statements reflect total assets constituting 5% in 1999, and total revenues constituting 25% in 1999 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Cybernet Italia S.p.A. and Eclipse s.r.l. for 1999 is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 21, the Company has incurred recurring operating losses and used significant amounts of cash to operate the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 21. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Ernst & Young
Deutsche Allgemeine Treuhand AG



Ralf Broschulat                                    Gerhard Muller
Independent Public Accountant                      Independent Public Accountant

Munich, Germany
March 23, 2001

CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,       December 31,
                                                                                ------------       ------------
                                                                                    1999               2000
                                                                                    ----               ----
                                                                                 (in thousands, except share data)
ASSETS
Cash and cash equivalents - Including restricted amounts, held by Banks as compensation balances of zero and Euro 2,791,587  at December 31, 1999 and
2000 respectively............................................................     (Euro)  72,879      (Euro)   8,763
Short-term investments.......................................................             41,048              23,040
Accounts receivable -- trade, net of allowance for doubtful accounts of Euro
1,187,000 and Euro 1,306,527 at December 31, 1999 and 2000 respectively......              9,120              12,939
Related party receivables....................................................                  -                 356
Other receivables............................................................              5,029               4,885
Restricted investments.......................................................             20,894              11,509
Prepaid expenses and other assets............................................              2,191               5,059
                                                                                         -------            --------
Total current assets.........................................................            151,161              66,551

Property and equipment, net..................................................             28,349              42,585
Product development costs, net...............................................              3,082               2,465
Goodwill, net................................................................             26,120              26,054
Investments in equity-method investees.......................................                  -               2,899
Deferred income taxes........................................................             20,676              27,657
Restricted investments.......................................................             37,089              10,608
Other assets.................................................................             20,009              17,002
                                                                                         -------            --------

TOTAL ASSETS.................................................................     (Euro) 286,486      (Euro) 195,821
                                                                                         =======            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Overdrafts and short-term borrowings....................................     (Euro)     435      (Euro)     567
     Trade accounts payable..................................................             18,146              11,429
     Other accrued liabilities...............................................             15,076              12,893
     Deferred purchase obligation............................................                  -               2,078
     Current portion capital lease obligations...............................              1,720               1,187
     Accrued personnel costs.................................................              2,681               2,330
                                                                                         -------            --------
          Total current liabilities..........................................             38,058              30,484

     Long-term debt..........................................................            177,557             150,693
     Capital lease obligations...............................................              2,426               1,441
SHAREHOLDERS' EQUITY
Common stock $.001 par value, 50,000,000 shares authorized, 20,970,000 and
25,845,663 shares issued and outstanding at December 31, 1999 and 2000,
respectively.................................................................                 20                  24


Preferred stock $.001 par value, 50,000,000 shares authorized, 4,793,000 and
600,000 issued and outstanding at December 31, 1999 and 2000, respectively...                  5                   1


Additional paid in capital...................................................            122,417             127,718
Accumulated deficit..........................................................            (53,885)           (114,833)
Other comprehensive income (loss)............................................               (112)                293
                                                                                         -------            --------
Total shareholders' equity...................................................             68,445              13,203
                                                                                         -------            --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................     (Euro) 286,486      (Euro) 195,821
                                                                                         =======            ========

          See accompanying notes to consolidated financial statements
Prior period amounts have been translated from U.S. Dollar to Euro (see Note 1)

                                                                Page F 3 of F 26

                CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For  year ended December 31
                                                                                   ---------------------------
                                                                             1998              1999               2000
                                                                             ----              ----               ----
                                                                          (in thousands, except share and per share data)
Revenue
    Internet Projects........................................     (Euro)     4,624       (Euro)     5,315        (Euro)     4,446
    Network Services.........................................                3,144                 15,613                  31,385
                                                                        ----------             ----------              ----------
Total revenues...............................................                7,768                 20,928                  35,831
Direct cost of services......................................                3,893                 13,364                  23,117
                                                                        ----------             ----------              ----------
Gross margin.................................................                3,875                  7,564                  12,714
Other costs and expenses
    Network operations.......................................                3,994                  7,345                   8,426
    General and administrative expenses......................                1,418                 17,060                  19,826
    Sales and marketing expenses.............................                3,459                 12,295                  13,428
    Research and development.................................                2,646                  4,040                   1,492
    Depreciation and amortization............................                2,297                 11,380                  21,828
                                                                        ----------             ----------              ----------
Total Other costs and expenses...............................               13,814                 52,120                  65,000
Operating loss...............................................               (9,939)               (44,556)                (52,286)
Interest  expense............................................                 (178)               (16,931)                (35,189)
Interest income..............................................                  139                  3,884                   5,437
Other Income.................................................                    -                      -                     198
Foreign currency gains (losses)..............................                    -                 (4,361)                 (3,670)
                                                                        ----------             ----------              ----------
Loss before taxes, minority interest and equity earnings.....               (9,978)               (61,964)                (85,510)
Income tax benefit...........................................                5,554                 13,500                   6,976
                                                                        ----------             ----------              ----------
Net loss before minority interest and equity earnings........               (4,424)               (48,464)                (78,534)
Equity in losses of equity-method investees..................                    -                      -                    (168)
Net loss before Extraordinary items..........................               (4,294)               (48,371)                (78,702)
Extraordinary items:
Profit on early extinguishment of debt (net of tax)..........                    -                      -                  17,754
                                                                        ----------             ----------              ----------
Net loss.....................................................     (Euro)    (4,294)      (Euro)   (48,371)       (Euro)   (60,948)
                                                                        ==========             ==========              ==========

Loss per share
Basic and diluted                                                            (0.27)                 (2.43)                  (3.38)
Loss per share before extraordinary items....................
Gain per share for extraordinary items.......................                    -                      -                    0.76
                                                                        ----------             ----------              ----------
Net loss per share...........................................                (0.27)                 (2.43)                  (2.62)
                                                                        ==========             ==========              ==========

Number of shares used to compute loss per share..............           16,012,653             19,877,290              23,266,340
                                                                        ==========             ==========              ==========




          See accompanying notes to consolidated financial statements
Prior period amounts have been translated from U.S. Dollar to Euro (see Note 1)

                                                                Page F 4 of F 26

                CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For year ended December 31,
                                                                              --------------------------------------------
                                                                                  1998            1999             2000
                                                                              -----------      ----------       ----------
                                                                                           (in thousands)
Cash Flows from Operating Activities:

Net loss....................................................................  (Euro)(4,294)  (Euro)(48,371)  (Euro)(60,948)

Adjustments to reconcile net loss to net cash used by operations:
   Minority interest........................................................          (130)            (94)              -
    Deferred taxes..........................................................        (5,553)        (13,500)         (6,976)
    Depreciation and amortization...........................................         2,297          11,380          21,828
    Equity in losses of equity-method investees.............................             -               -             168
    Provision for losses on accounts receivable.............................           109             870           1,305
    Loss on sale of short term investment...................................             -               -             (46)
    Gain on disposal of leased assets.......................................             -               -             198
    Amortization of bond discount...........................................             -           2,544           4,663
    Accreted interest expense on long term debt.............................             -           3,776          13,484
    Profit on early extinguishment of debt..................................             -               -         (17,754)
    Unrealized foreign currency transaction losses..........................             -           5,694           6,427

Changes in operating assets and liabilities:
    Trade accounts receivable...............................................        (1,109)         (3,547)         (5,126)
    Other receivables.......................................................        (1,217)         (3,605)            144
     Related party receivables..............................................             -               -            (356)
    Other assets............................................................            (2)         (9,619)           (783)
    Prepaid expenses and other current assets...............................          (265)         (1,377)         (2,872)
    Trade accounts payable..................................................           879          12,022          (6,716)
    Other accrued expenses and liabilities..................................            15          12,519          (2,172)
    Accrued personnel costs.................................................            56           2,009            (351)
                                                                                    ------        --------         -------
         Total changes in operating assets and liabilities..................        (1,643)          8,402         (18,232)
                                                                                    ------        --------         -------
     Net cash used in operating activities..................................        (9,214)        (29,299)        (55,883)
                                                                                    ------        --------         -------
Cash Flows from Investing Activities:
Purchase of short term investments..........................................           (90)        (77,183)        (35,924)
Proceeds from sale of short term investments................................           693          33,026          72,201
Purchases of restricted investments.........................................             -         (56,409)             --
Proceeds from sale of restricted in investments.............................             -               -          21,014
Product development costs...................................................        (3,307)              -            (623)
Purchase of property and equipment..........................................        (5,161)        (23,900)        (23,888)
Acquisition of businesses, net of cash acquired.............................          (628)        (23,962)         (2,037)
Acquisition of equity investments...........................................             -               -          (1,000)
Payment of deferred purchase obligations....................................             -          (4,066)              -
                                                                                    ------        --------         -------
     Net cash (used in) provided by investing activities....................        (8,493)       (152,494)         29,743
                                                                                    ------        --------         -------
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net                                     49,343               -               -
Receipt of subscription receivable..........................................           613              16               -
Proceeds from the issuance of bond warrants.................................             -          53,885               -
Principal payments under capital lease obligations..........................             -               -          (2,140)
Proceeds from issuance of bonds and other borrowings........................         1,789         166,072             962
Repayment of borrowings.....................................................          (321)         (1,932)        (36,664)
                                                                                    ------        --------         -------
     Net cash (used in) provided by financing activities....................        51,424         218,041         (37,842)
                                                                                    ------        --------         -------
Impact of foreign exchange rate changes.....................................           908             (45)           (134)
                                                                                    ------        --------         -------
Net (decrease) increase in cash and cash equivalents........................        34,625          36,203         (64,116)
Cash and cash equivalents at beginning of period............................         2,051          36,676          72,879
                                                                                    ------        --------         -------
Cash and cash equivalents at end of period..................................  (Euro)36,676   (Euro) 72,879   (Euro)  8,763
                                                                                    ======        ========         =======

          See accompanying notes to consolidated financial statements
Prior period amounts have been translated from U.S. Dollar to Euro (see Note 1)

Supplemental disclosure of non-cash investing and financing
Activities:
Acquisitions (Note 3):
    Fair value of assets acquired...........................................  (Euro) 7,527   (Euro) 35,413  (Euro) 12,714
    Less:                                                                                -
         Cash acquired......................................................           110             255            195
         Deferred purchase obligation.......................................         3,835               -              -
         Cash paid..........................................................           739          24,217          2,057
         Stock issued.......................................................         1,434           8,521          5,648
                                                                                     -----          ------         ------
    Liabilities assumed.....................................................  (Euro) 1,409    (Euro) 2,420  (Euro)  4,814
                                                                                     =====          ======         ======
Stock dividend..............................................................          (335)
Other supplemental cash flow disclosures:
     Cash paid for interest.................................................           177           1,757         21,791
     Cash paid for taxes....................................................            10              15            149
     Depreciation...........................................................           952           5,515         10,390
     Amortization...........................................................         1,345           5,865         11,438

          See accompanying notes to consolidated financial statements
Prior period amounts have been translated from U.S. Dollar to Euro (see Note 1)

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)

                                                        Common Stock                   Preferred Stock           Subscription
                                                 --------------------------------------------------------------
                                                    Shares         Amount          Shares           Amount        Receivable
                                                 -----------------------------  ------------   ----------------  ------------
Balance January 1, 1998                                14,682        (Euro) 13         7,760          (Euro) 8   (Euro) (630)
Conversion of preferred stock.................          1,400                1        (1,400)               (1)
Stock dividend................................             22
Issuance of shares for                                    158                -
acquisitions..................................
Issuance of shares for cash...................            700                1
Payment of subscription                                                                                                  613
receivable....................................
Issuance of shares for cash...................          1,800                2
Net loss......................................
Comprehensive income items....................
Comprehensive loss............................
Balance December 31, 1998.....................         18,762        (Euro) 17         6,360          (Euro) 7   (Euro)  (17)
                                                       ------        ---------        ------          --------   -----------
Issuance of shares for                                    607                1             -                 -
acquisitions..................................
Payment of subscription                                                                                                   17
receivable....................................
Conversion of preferred stock                           1,567                2        (1,567)               (2)
Warrants......................................
Other issuances...............................             34                -             -                 -
Net loss......................................
Comprehensive income items....................
Comprehensive loss............................
Balance December 31, 1999.....................         20,970        (Euro) 20         4,793          (Euro) 5             -
                                                       ------        ---------        ------          --------   -----------
Issuance of shares for........................            652                -
acquisitions..................................
Conversion of preferred stock.................          4,193                4        (4,193)               (4)
Other issuances...............................             30                -
Net loss......................................
Comprehensive income items....................
Comprehensive loss............................
Balance December 31, 2000.....................         25,845        (Euro) 24           600          (Euro) 1             -
                                                       ------        ---------        ------          --------   -----------

                                                    Additional       Accumulated     Unrealised      Accumulated       Total
                                                     Paid-In                           holding       Translation    Shareholders'
                                                     Capital           Deficit      Gains/(losses)    Adjustment       Equity
                                                 ---------------   --------------   --------------  -------------- ---------------
Balance January 1, 1998                           (Euro)   9,513    (Euro) (1,089)               -     (Euro) (180) (Euro)   7,635
Conversion of preferred stock.................                                                                                   -
Stock dividend................................               336             (336)                                               -
Issuance of shares for                                     3,192                                                             3,192
acquisitions..................................
Issuance of shares for cash...................            10,797                                                            10,798
Payment of subscription                                                                                                        613
receivable....................................
Issuance of shares for cash...................            38,543                                                            38,545
Net loss......................................                             (4,090)                                          (4,090)
Comprehensive income items....................                                                               1,031           1,031
                                                                                                                    --------------
Comprehensive loss............................                                                                              (3,059)
Balance December 31, 1998.....................    (Euro)  62,381    (Euro) (5,515)               -     (Euro)  851  (Euro)  57,725
                                                  --------------  ---------------   --------------   -------------  --------------
Issuance of shares for                                     8,410                                                             8,411
acquisitions..................................
Payment of subscription                                                                                                         17
receivable....................................
Conversion of preferred stock                                                                                                    -
Warrants......................................            50,963                                                            50,963
Other issuances...............................               663                                                               663
Net loss......................................                             48,370)                                         (48,370)
Comprehensive income items....................                                                (833)           (130)           (963)
                                                                                                                    --------------
Comprehensive loss............................                                                                             (49,333)
                                                                                                                    --------------
Balance December 31, 1999.....................    (Euro) 122,417   (Euro) (53,885)     (Euro) (833)    (Euro)  721  (Euro)  68,445
                                                  --------------  ---------------   --------------   -------------  --------------
Issuance of shares for                                     5,246                -                                            5,246
acquisitions..................................
Conversion of preferred stock                                  -                -                                                -
Other issuances...............................                55                -                                               55
Net loss......................................                             60,948)                                         (60,948)
Comprehensive income items....................                                                 533            (128)            405
                                                                                                                    --------------
Comprehensive loss............................                                                                             (60,543)
                                                                                                                    --------------
Balance December 31, 2000.....................    (Euro) 127,718  (Euro) (114,833)     (Euro) (300)    (Euro)  593  (Euro)  13,203
                                                  --------------  ---------------   --------------   -------------  --------------

          See accompanying notes to consolidated financial statements
Prior period amounts have been translated from U.S. Dollar to Euro (see Note 1)


                                                                Page F 7 of F 26

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

The Company changed its reporting currency from US dollars to Euros (`Euro') in the quarter ended September 30, 2000. This change was made because management believes that it results in a more meaningful presentation of the financial position and results of operations of the Company since the majority of its operations are conducted in currencies that are linked to the Euro. All prior period amounts have been translated to the Euro using the US dollar to Euro rate in effect for those periods and as such they depict the same trends as the previous financial statements in dollar show. The Company used the US Dollar to Euro exchange rate in effect on January 1,1999 (the introduction date of the Euro) to translate amounts in the financial statements for the year ended December 31, 1998. The rate used was 1 US Dollar = 0.85696 Euro or 1 Euro =1.16692 US Dollar. As a result of the use of this fixed exchange rate in translating the 1998 financial statements, the Company's consolidated financial statements for that year may not be comparable to the financial statements of companies from other countries reporting in Euro.

In addition, during the quarter ended September of 2000 management revised the layout of the consolidated statements of loss to be more comparable with peer group companies, and in management's belief, to make the financial statements more useable to readers. Prior period statements have been reclassified to conform with the current presentation. The principal revision relates to the statement of operations where direct cost of service has replaced costs of revenues. Direct cost of service consists of 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customer's location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Depreciation and amortization is no longer allocated to direct cost of service. Cybernet mainly utilizes leased lines for it's network backbone and for connecting its network to its major customers premises.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cybernet Inc and its subsidiaries ("the Company"). All significant intercompany investments, accounts, and transactions have been eliminated.

Foreign Currency

The functional currency, for the Company and its subsidiaries is the local currency of the country in which the subsidiary is located.

The assets and liabilities for the Company's international subsidiaries are translated into Euro using current exchange rates at the balance sheet dates. Statement of operations items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the foreign currency translation adjustment account in equity. Foreign currency transaction gains or losses are included in the calculation of net loss.

Revenue Recognition

The Company offers Internet telecommunication and system integration products, Data center services, network services and voice telephony products.

The Company recognizes revenue pursuant to Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". In accordance with SAB 101, revenue is recognized when all four of the following criteria are

                                                                Page F 9 of F 26
met: (i) persuasive evidence that arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable.

Revenues from Internet telecommunication and system integration products, which includes equipment sales, are recognized upon completion of the related project and receipt of customer acceptance. Revenues from ongoing network services, voice telephony and data center services, including co-location, are recognized when services are provided. All payments received in advance of providing services are deferred until the period that such services are provided.

The Company enters into multiple element arrangements, which may include any combination of monthly network services, professional consulting services and/or equipment sales. Each element of a multiple element arrangements is evaluated to determine whether it represents a separate earnings process. If a multiple element arrangement can be segmented, revenue is allocated among the multiple elements based on the fair value of the elements. If an undelivered element is essential to the functionality of a delivered element, no revenue allocated to the delivered element is recognized until that undelivered element is delivered.

Property and Equipment

Property and equipment are recorded at acquisition cost and depreciated using the straight-line method over the estimated useful life of the asset, which ranges from 4 years (computer equipment and software) to 10 years (leasehold improvements and furniture and fixtures).

Product Development Costs

The Company capitalizes certain costs incurred related to the development of products that will be sold to customers. Costs capitalized include direct labor and related overhead and third party costs related to establishing network systems. All costs in the development process are classified as research and development and expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, which is defined as completion of a working model, such costs are capitalized until the individual products are commercially available. Amortization is calculated using the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenues for that product or
(b) the straight-line method over four years. The carrying value of product development costs is regularly reviewed by the Company and a loss recognized when the net realizable value falls below the unamortized cost. In 1999 such a loss totalling Euro 409,000 was recorded as additional amortization in the German operations as the related products are no longer being marketed by the Company. Accumulated amortization amounted to approximately Euro 2.7 million and Euro 4.0 million at December 31, 1999 and 2000, respectively.

Computer Software for Internal Use

The Company capitalizes certain software development costs incurred to develop certain of the Company's billing software. These costs are accounted for in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1, internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation and testing. Costs incurred for maintenance, testing minor upgrades and enhancements are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are depreciated on a straight-line basis over the useful lives of the related software of up to 4 years.

The Company capitalized Euro 2,383,538 and Euro 50,657 of software development costs for the years ended December 31, 1999 and 2000, respectively. Depreciation associated with the capitalized software development costs totaled Euro 166,151 and Euro 723,620 for the years ended December 31, 1999 and 2000, respectively.

Equity investments

Investments in affiliated entities in which the Company has the ability to exercise significant influence, but not control, of an investee, generally an ownership interest of the voting stock of between 20% and 50%, are accounted for under the equity method of accounting. Accordingly, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The Company records its investments in equity-method investees on the consolidated balance sheets as "Investments in equity-method investees" and its share of the investees' earnings or losses in "Equity in losses of equity-method investees." The portion of the Company's investment in an equity-

                                                               Page F 10 of F 26
method investee that exceeds its claim of the net assets of the investee, if any, is assigned to goodwill and amortized over a period of five years.

Direct Cost of Services

Direct cost of services consists of 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Cybernet mainly utilizes leased lines for it's backbone network, and to connect its.

Direct cost of services was Euro 3,893,000, Euro 13,364,000 and Euro 23,117,000 for 1998, 1999 and 2000 respectively.

Network Operations

Network operations mainly consist of 1) the personnel costs of technical and operational staff and related overheads, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenue and 3) consulting expenses in the area of network and software development.

Network operation cost was Euro 3,994,000, Euro 7,345,000 and Euro 8,426,000 for 1998, 1999 and 2000 respectively.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent and maintenance of office equipment.

Sales and Marketing Costs

Marketing costs include the costs of all personnel engaged in marketing activities, the costs of advertising and public relations activities (e.g. trade shows), and other related costs. Advertising costs are expensed as incurred. Advertising expense was Euro 549,000, Euro 2,582,000 and Euro 3,094,638 in the years ended December 31, 1998, 1999 and 2000, respectively.

Research and Development

Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. The personnel utilised for this purpose include our own marketing force and the portion of their time which was devoted to product development is included in research and development.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short Term Investments

In accordance with Statement of Financial Accounting Standard ("Statement") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" available- for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholder's equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The Company has classified all debt and equity securities as available-for-sale. Cost of securities sold is determined on a specific identification basis.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets and certain identifiable intangible assets in accordance with Statement of Financial Accounting Standards ("SAFS") No. 121 "Accounting for Impairment of Long-
Lived Assets and Long-Lived Assets to be Disposed of ". SFAS 121 requires recognition of impairment for long lived assets in the event the net book value of these assets exceeds the future undiscounted cash flows attributable to these assets. The Company assesses potential impairments to its long lived assets and identifiable intangible assets when there is evidence that events or changes in circumstances have made recovery of the assets carrying value unlikely. Should an impairment exist, the impairment loss is measured based on the excess of the carrying value of the asset over the assets fair value or discounted estimated future cash flows. For the year ended December 31, 2000, the Company has recorded impairment losses of approximately Euro 2,265,000.

                                                               Page F 11 of F 26

Due to a change in technological approach to our Voice Telephony product, the Company decided to dispose of several telecommunication carrier grade switches with a historical cost of Euro 5,408,000 in 2000. The Company has recorded impairment losses of approximately Euro 1,620,000 resulting in a carrying value of Euro 3,787,000.The assets have been re-classified from property and equipment into current assets and this loss was recorded as additional depreciation in the 2000 statement of operations. The Company also disposed of their Italian carrier grade switches during the year 2000.

Due to management restructuring of certain of the Company's subsidiaries, certain key management employees left the company resulting in an impairment of acquired management contracts which are included in other assets. The company has recorded impairment losses of approximately Euro 645,000 on these specific management contracts as additional amortization expense in 2000.

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

Concentration of Credit Risk

Financial statements that potentially subject the Company to concentrations of credit risks consist primarily of cash and cash equivalents, short-term investments, restricted investments, trade accounts receivable and long-term debt. Short-term investments are comprised of highly liquid mutual fund investments. Credit risk on trade receivable balances is minimized by the diverse nature of the Company's customer base. A portion of the Company's debt is dominated in U.S. Dollars and as such is subject to the impact of changes on the Euro to Dollar exchange rate.

The Company is economically dependent on the entities from which it leases their telecommunication lines comprising its network. It is probable that failure of these entities to honor their lease obligations or to renew leases under economically viable conditions could have a negative near-term impact on the Company's growth and results of operations.

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

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a period between 5 to 10 years. Accumulated amortization totaled Euro 2,571,841, and Euro 7,042,253 at December 31, 1999 and 2000, respectively. The Company assesses the recoverability of goodwill by determining whether the amortization of the related balance over its remaining life can be recovered through reasonably expected undiscounted future cash flows. Management evaluates the amortization period to determine whether later events and circumstances warrant revised estimates of the amortization period.

Stock Compensation

The Company accounts for its stock option compensation under Accounting Principles Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company presents all disclosures required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based compensation" ("Statement 123") in Note 12.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. See Note 1.

                                                               Page F 12 of F 26

3.   Business Acquisitions

Effective August 15, 1998, the Company acquired 100% of the outstanding shares of Open:Net Internet Solutions GmbH ("Open:Net") for a total consideration of Euro 2,174,000. Euro 739,000 of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 58,825 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Open:Net's results of operations from August 15, 1998. Goodwill recorded in connection with the acquisition of Open:Net, of Euro 1,800,000 was being amortized over 10 years. Due to changes in the business and reassessment by management, with effect from January 1, 1999 the remaining goodwill is being amortized over four years

Effective December 28, 1998, the Company acquired 100% of the outstanding shares of Vianet Internet Dienstleistungen AG ("Vianet") for a cash payment of Euro 3,835,000 and 300,000 shares of the common stock of the Company. The shares were to be issued to the selling shareholders of Vianet in increments of 60,000 shares over five years contingent on the continued employment of the individuals. In 1999 and 2000, 60,000 shares were released in accordance with the terms of the agreement. In addition, in 1999 75,000 shares were released in connection with the termination of one if the selling shareholders, who lost his right to the balance of the 150,000 due under the original agreement. The value of the remaining 90,000 shares will be added to the cost of acquiring the Vianet when the shares are issued to the selling shareholders. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Vianet's results of operations from January 1, 1999. Goodwill recorded in connection with the acquisition of Vianet, amounting to Euro 3,282,000 is being amortized over 10 years.

Effective April 13, 1999, the Company acquired 51% of the outstanding shares of Sunweb Internet Services SIS AG ("Sunweb") for a total consideration of Euro 1,587,000. Euro 924,000 of the purchase price was paid in cash (in Swiss Francs) with the remainder settled in exchange for the issuance of 25,680 shares of the common stock of the Company. Goodwill recorded in connection with the acquisition, amounting to Euro 1,369,000, is being amortized over 10 years. Effective June, 2000, the Company acquired the remaining 49% of the outstanding shares of Sunweb AG, for a consideration of Euro 480,000 paid in cash (in Swiss Francs). Goodwill recorded in connection with the acquisition of the remaining shares in Sunweb amounted to an additional Euro 480,000 and is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding in 1999.

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

Effective October 28 1999, the Company acquired of 51% of the outstanding shares of Novento Telecom AG ("Novento") and 51% of Multicall Telefonmarketing AG ("Multicall") for a consideration of Euro 1,625,000. Euro 1,014,000 of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 39,412 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Novento and Multicall's results from October 28, 1999. Goodwill recorded in connection with the acquisition of Novento, amounting to Euro 978,000, is being amortized over 10 years. Effective January 1, 2000, the Company acquired the remaining 49% of the outstanding shares of Novento Telecom AG ("Novento") and the remaining 49% of Multicall Telefonmarketing AG ("Multicall") (together "Novento"), for a consideration of Euro 5,553,000. Euro 1,022,000 of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 543,812 shares of the common stock of the Company. Goodwill recorded in connection with the acquisition of the remaining shares in Novento, amounting to an additional Euro 2,964,000 is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding in 1999.

Effective October 29, 1999 the Company acquired the remaining 34% of the outstanding shares of Eclipse, in which the Company already owned 66% of the outstanding shares, for a total consideration of Euro 2,209,000. Euro 361,000 of the purchase price was paid in cash with the remainder settled by depositing 136,402 shares of the

                                                               Page F 13 of F 26
common stock of the Company in a pooling trust from which the shares will be released to the sellers. Goodwill recorded in connection with the acquisition of the remaining shares in Eclipse, amounting to an additional Euro 1,901,000, is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding in 1997. Under the terms of the agreement the price was reviewed in light of the subsequent movement in the share price of Cybernet. As a consequence of this review, an additional 108,390 shares were issued to the selling shareholders in May 2000. Goodwill of Euro 717,000 was recorded in 2000, and is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding during 1997. Total goodwill recorded in connection with the acquisition of Eclipse was Euro 3,828,000.

Effective April 17, 2000, the Company acquired 100% of Cybernet S.a.g.l., an internet service provider located in Lugano Switzerland, for a maximum purchase price of SFr 500,000 (Euro 321,065) and 12,000 shares of our common stock. The 12,000 shares of common stock will be released to the former owners only upon the achievement of certain revenue targets during the fiscal year 2001. The value of the 12,000 shares will be added to the cost of acquring Cybernet S.a.g.l when the shares are issued to the selling shareholders. Of the purchase price SFr 400,000 (Euro 256,852) was paid in cash at September 30, 2000. The rest of the purchase price was paid in the beginning of 2001.The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Cybernet S.a.g.l's results from April 2000. Goodwill recorded in connection with the acquisition of Cybernet S.a.g.l, amounting to Euro 297,000, is being amortized over 10 years.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 2000 assume the acquisitions described above ocurred as of January 1, 1999:

                                                  Year ended 31 December
                                            -----------------------------------
                                                   1999               2000
                                                   ----               ----
                                             (in thousand except per share data)
Revenue                                      (Euro) 28,421        (Euro) 35,893
Net loss                                           (53,712)             (61,485)
Basic and diluted loss per share                     (2.57)               (2.64)

                                                               Page F 14 of F 26

4.   Equity investments

Effective September 28, 2000 the company acquired 25% of the outstanding shares of B&N Software AG for a total consideration of Euro 3,067,600. The Company paid Euro 989,600 of the purchase price upon closing and the remaining Euro 2,078,000 in January 2001. The Company has an option to buy additional 7% of the outstanding shares for a price of Euro 858,970. Goodwill recorded in connection with the acquisition of B&N of Euro 2,200,000, is included in "Investments in equity-method investees" in the consolidated balance sheet, and the amortization of the goodwill is included in "Equity in losses of equity-method investees" in the consolidated statement of operations. Goodwill is being amortized over a period of five years.

5.   Short-Term and Restricted Investments

Under the terms of Units issued on July 1, 1999 (refer note 9 below) amounts equivalent to the first six scheduled interest payments were required to be invested in US government securities and restricted in their use to the payment of such interest when falling due. These have been classified as Restricted Investments on the Company's balance sheet and are deemed to be Available-for-Sale securities for accounting purposes.

Short-term and restricted investments are summarized as follows:

                                                                Cost        Impact of       Unrealized     Un-realized     Market
                                                                             foreign          holding        holding        value
                                                                             currency          gains         losses
                                                                           translations
Short-term investments                                                            (in thousands)
         December 31, 2000
         HypoVB FLR-TN Euro 2.840.000...................   (Euro) 2,833             -             -      (Euro)] (3)   (Euro) 2,830
         Hypo Lux FLR Euro 13.650.000...................          3,642             -            12                           3,654
         5.5% US Treasury Notes due January 1, 2001.....          4,370           428             -             (12)          4,786
         6.625% US Treasury Notes due July 1, 2001......          1,262           121             -             (23)          1,360
         6.125%US Treasury Notes due January 1, 2002....          4,699           455             -             (46)          5,108
         6.25% US Treasury Notes due July 1, 2002.......          4,868           472                           (38)          5,302
                                                                 ------         -----                          ----          ------
                                                           (Euro)21,674   (Euro)1,476      (Euro)12      (Euro)(122)   (Euro)23,040
                                                                 ======         =====            ==            ====          ======
         December 31, 1999
         Italian Government Treasury bonds..............   (Euro) 2,631             -             -               -    (Euro) 2,631
         Activest Euro Geldmarkt Plus, WKN 975247.......          7,412             -             4               -           7,416
         3.50% Allg. Hypo-Bank Pfandbriefe S. 482, due
         1.13.2000, WKN 202782..........................         30,072             -             -             (72)         30,000
         HypoVereinsbank FLR-MTN, due June, 6, 2009.....            997             -             4               -           1,001
                                                                 ------         -----            --            ----          ------
                                                           (Euro)41,112   (Euro)    0      (Euro) 8      (Euro) (72)   (Euro)41,048
                                                                 ======         =====            ==            ====          ======
Restricted Investments
         December 31, 2000
         5.5% US Treasury Notes due January 1, 2001.....   (Euro) 4,659   (Euro)  454             -      (Euro) (13)   (Euro) 5,100
         6.625% US Treasury Notes due July 1, 2001......          4,882           469             -             (88)          5,263
         6.125%US Treasury Notes due January 1, 2002....          5,010           485             -             (49)          5,446
         6.25% US Treasury Notes due July 1, 2002.......          5,190           504             -             (40)          5,654
                                                                 ------         -----            --            ----          ------
                                                           (Euro)19,741   (Euro)1,912      (Euro) -      (Euro)(190)   (Euro)21,463
                                                                 ======         =====            ==            ====          ======
         December 31, 1999
         7.75% US Treasury Notes due January 1, 2000....   (Euro) 8,332   (Euro)  238             -      (Euro) (98)   (Euro) 8,472

                                                               Page F 15 of F 26

         5.875% US Treasury Notes due July 1,                 8,809           253           -          (51)           9,011
         2000.....................................
         5.5% US Treasury Notes due January 1,                9,028           259           -          (77)           9,210
         2001.....................................
         6.625% US Treasury Notes due July 1,                 9,461           268           -         (157)           9,572
         2001.....................................
         6.125%US Treasury Notes due January 1,               9,709           275           -         (175)           9,809
         2002.....................................
         6.25% US Treasury Notes due July 1,                 10,057           282           -         (211)          10,128
         2002.....................................
                                                             ------         -----          --         ----           ------
                                                      [Euro] 55,396  [Euro] 1,575    [Euro] -  [Euro] (769)   [Euro] 56,202
                                                             ======         =====          ==         ====           ======

At December 31, 1999 and 2000 there was interest receivable on the restricted investments approximating Euro 1,781,000 and Euro 654,000 respectively which is also restricted for the payment of interest and as such has been classified as restricted investments in the balance sheet.

The net unrealized holding gains and losses are recorded as a separate component of shareholder's equity, unless the amount relates to foreign exchange movements which are recorded in the income statement.

Proceeds from the sale of available-for-sale securities and restricted investments in 1998, 1999 and 2000 were Euro 693,000, Euro 33,026,000 and Euro 93,215,000 respectively. The Company did not recognize any gains or losses on the sales of short-term investments in 1998 or 1999. Losses of Euro 46,000 were recognized in 2000.

6.   Property and Equipment

Net property and equipment consist of the following:

                                                                                      December 31
                                                                              --------------------------
                                                                                1999                2000
                                                                              ------             -------
                                                                                     (in thousands)
          Computer equipment and software......................        [Euro] 27,658       [Euro] 28,842
          Leasehold improvements...............................                4,714              21,368
          Furniture and fixtures...............................                2,139               2,765
                                                                              ------             -------
                                                                              34,511              52,975
          Less accumulated depreciation........................               (6,162)            (10,390)
                                                                              ------             -------
          Total Net Property and Equipment.....................        [Euro] 28,349       [Euro] 42,585
                                                                              ======             =======

7.   Leases

The Company leases facilities and equipment under long-term operating leases, and has long-term data and voice communication agreements. Future minimum payments under non-cancelable operating leasing with initial terms of one year or more are as follows:


          Year ending December 31                                                     (in thousands)
               2001.............................................................               3,141
               2002.............................................................               2,826
               2003.............................................................               1,536
               2004.............................................................               1,382
               2005.............................................................               1,287
             Thereafter.........................................................               5,051
                                                                                              ------
                                                                                       [Euro] 15,223
                                                                                              ======

The Company's rental expense under operating leases in the years ended December 31, 1998, 1999 and 2000 totaled approximately Euro 962,000, Euro 6,922,000 and Euro 12,171,000 respectively.

The Company has financed the acquisition of certain computer equipment through capital lease agreements with interest rates ranging from 5% to 8%. At December 31, 1999 and 2000, the gross value of assets under capital

                                                               Page F 16 of F 26
leases was Euro 6,854,000 and Euro 7,376,000 and related accumulated depreciation was Euro 2,178,000 and Euro 3,463,000, respectively. Future minimum lease payments in connection with these leases are as follows:

          Year ending December 31                                                    (in thousands)
               2001............................................................        [Euro] 1,187
               2002............................................................               1,129
               2003............................................................                 545
               2004............................................................                   -
               2005............................................................                   -
                                                                                              -----
             Thereafter........................................................                   -
                                                                                              -----
                                                                                       [Euro] 3,542
          Less: Interest Portion...............................................                (233)
                                                                                              -----
                                                                                       [Euro] 2,628
                                                                                              =====

The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregated future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are amortized over the lesser of their estimated useful lives of 5 years or the term of the lease.

8.   Other assets

Other non-current assets consists principally of expenses incurred in connection with the bonds issued during 1999 and amounts allocated to customer base and management contracts in connection with business acquisitions. Bond issuance costs of Euro 7,567,000 are being amortized to interest expense over the period of the borrowings. The unamortized balance at December 31, 1999 and 2000 was Euro 7,122,000 and Euro 5,188,000, respectively. Amounts allocated to customer base and management contracts are being amortized on a straight line basis over their useful lives - between three and five years. The unamortized balance of these assets at December 31, 1999 and 2000 was Euro 10,607,000 and Euro 9,401,000, respectively.

9.   Overdrafts and Short-Term Borrowings

Overdrafts represent temporary overdrafts of bank balances. The overdrafts are not subject to formal agreements with the banks.

As of December 31, 2000, the Company had established short-term unsecured overdraft facilities under which the Company and its subsidiaries could borrow up to Euro 913,000. The facilities are denominated in Italian Lire as to Euro 841,000 and in Austrian Schilling as to Euro 72,000. The interest rate fluctuates based on current lending rates and was 5.25 % and 5.64 % at December 31, 1999 and 2000, respectively. As of December 31, 2000, Euro 567,000 of the overdraft facility was used and Euro 346,000 was available.


10.    Long-term debt

The Company's debt consisted of the following:

                                                                                                             December 31
                                                                                                   ------------------------------
                                                                                                             1999            2000
                                                                                                          -------         -------
                                                                                                              (in thousands)
          14% Senior Dollar Notes payable, due 2009..............................................  [Euro]  99,138  [Euro]  57,490
          13% Convertible Senior Euro Subordinated Payment-in-kind Notes, due 2009...............          26,219          29,469
          13% Convertible Senior Dollar Subordinated Discount Notes, due 2009 - Offering 1.......          36,538          44,614
          13% Convertible Senior Dollar Subordinated Discount Notes, due 2009 - Offering 2.......          15,662          19,120
                                                                                                          -------         -------
                                                                                                          177,557         150,693
          Less current portion...................................................................               -               -
                                                                                                          -------         -------
          Long-term portion......................................................................  [Euro] 177,557  [Euro] 150,693
                                                                                                          =======         =======

                                                               Page F 17 of F 26

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

The net proceeds of the unit offering were approximately Euro 141 million ($146 million). Euro 50,963,000 ($57,466,000) thereof was invested in U.S. government securities which are restricted in use of the payment in full of the first six scheduled interest payments. Euro 45,405,188 ($ 51,199,000) of the net proceeds were allocated to the Warrants based on a fair value allocation of the proceeds between the Notes and the Warrants and have been recorded in additional paid- in capital. The resultant discount on the Notes is being accreted over the term of Notes using the straight-line method.

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

On August 26, 1999 the Company completed private offerings of $50,002,183 in aggregate initial accreted value of 13.0% Convertible Senior Subordinated Discount Notes due 2009 (in two separate offerings) ("Discount Notes") and Euro 25 million aggregate principal amount of 13.0% Convertible Senior Subordinated Pay-In-Kind Notes due 2009 ("Payment-in-kind Notes"). The Discount Notes do not accrue cash interest prior to August 15, 2004 and the first semi-annual payment of cash interest is payable on February 15, 2005. The Payment-in-Kind Notes require payment of interest semi-annually in the form of secondary notes issued under the pay-in-kind feature starting on February 15, 2000 and continuing through August 15, 2004, and in the form of cash starting on February 15, 2005 and continuing to maturity on August 15, 2004. The Discount Notes are convertible at any time after August 26, 2000 and prior to maturity at the rate of one share of common stock for each $25.00 of accreted value of the Discount Notes being converted. The Payment-in-Kind Notes are convertible at any time after August 26, 1999 and prior to maturity at the rate of one share of common stock for each Euro 25 in principal amount of the notes being converted. After payment of discounts and commissions, the net proceeds of these offerings were approximately Euro 69 million ($72 million).

The covenants associated with the Discount Notes are in most material aspects the same as those associated with the Units, discussed above.

During the year ended December 31, 2000, the Company paid Euro 33,837,175, including commissions, of unrestricted cash to repurchase a portion of the Senior Dollar Notes which had a face value of Euro 72,091,630 and a carrying value of Euro 55,725,706. The notes were retired upon repurchase, which resulted in an extraordinary gain of Euro 17,753,747. None of the detachable Warrants were acquired in the repurchase. The Company repurchased bonds with a face value of $9,650,000 in January 2001.

11.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:
Cash and equivalents, restricted investments, trade receivables, short-term investments, trade payables and accrued expenses - the carrying amounts approximate fair value because of the short-term maturity of these instruments.

Long-term debt - the fair value of the Company's 14% Senior Dollar Notes payable, the 13% Convertible Senior Subordinated Discount Notes, and the 13% Convertible Senior Subordinated Pay-In-Kind Notes were estimated based on quoted market values. The following table presents the carrying values and fair values of the Company's long term bonds at December 31, 2000

   Bond                                                                                             Carrying          Fair
                                                                                                     value           value
                                                                                                ---------------- -------------
                                                                                                        (in thousands)
   14% Senior Dollar Notes payable, due 2009..................................................     [Euro] 57,490 [Euro] 17,247

                                                               Page F 18 of F 26

  13% Convertible Senior Euro Subordinated Payment-in-kind Notes, due 2009....................            29,738           881
  13% Convertible Senior Dollar Subordinated Discount Notes, due 2009 - Offering 1............            44,215         1,326
  13% Convertible Senior Dollar Subordinated Discount Notes, due 2009 - Offering 2............            18,950           569

Capital lease and other long-term debt obligations - the fair value, which approximates the carrying value, was estimated using discounted cash flow analyses based on the Company's incremental borrowing rates for similar type borrowings.

12.  Stockholders' Equity

Common Stock
The Company is authorized to issue 50,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Common Stock is not redeemable and has no conversion or preemptive rights.

Preferred Stock
The Company is authorized to issue 50,000,000 shares of Preferred Stock with relative rights, preferences and limitations determined at the time of issuance. As of December 31, 2000, the Company has issued and outstanding Series A and B Preferred Stock. All of the Company's previously issued Series C Preferred Stock was converted to Common Stock in 1998.

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

In July 1999, holders of 276,560 shares of Series A Preferred Stock converted their shares into 276,560 shares of the Company's Common Stock. In January 2000, holders of 300,000 shares of Series A Preferred Stock converted their shares into 300,000 shares of the Company's Common Stock.

                                                               Page F 19 of F 26

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

In January 2000, holders of 1,313,240 shares of Series B Preferred Stock converted their shares into 1,313,240 shares of the Company's Common Stock. In December 2000, holders of 2,580,000, shares of Series B Preferred Stock converted their shares into 2,580,000, shares of the Company's Common Stock.

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

13.  Stock Incentive Plan

In 1998, the Company adopted a stock incentive plan (,,Stock Incentive Plan") which provides for the grant of stock options to purchase shares of the Company's common stock to employees and members of the Board of Directors. The Company has elected to follow APB 25 and the related interpretations in accounting for its employee stock options. Under APB 25, generally if the exercise price of the Company's employee stock options equals the market price of the underlying stock at date of grant, no compensation expense is recorded.

During 2000, the Company offered Stock Incentive Plan participants the opportunity to exchange stock options previously granted for new options at the current stock price. Approximately 1.07 Million new options with an exercise price of $9.02, the fair market value of the stock on the date of the exchange, were exchanged for previously issued options. The Company has continued to account for its outstanding stock options under the guidance of APB 25 and accordingly, future increases in the market price of the stock, above the exercise price of the options, will result in recognition of compensation expense.

The Company has reserved 5,000,000 shares of common stock for issuances under the Stock Incentive Plan. The following table presents the changes in the stock options during the year.

                                                               Page F 20 of F 26

                                                                            Option Exercise     Weighted
                                                               Stock        Price per Share     Average
                                                              Options       ---------------     Exercise
                                                              -------                            Price
                                                                                                --------
     Outstanding at January 1, 1999                            685,000      $ 31.96-$32.04      $32.01
     Granted                                                 1,846,625      $9.02 - $45.07      $12.68
     Exercised                                                      --                  --          --
     Forfeited                                                 337,610      $9.02 - $45.07      $30.64
     Outstanding at December 31, 1999                        2,194,015      $9.02 - $45.07      $16.10
     Granted                                                 2,307,700      $3.06 - $14.36      $ 7.25
     Cancelled                                               1,068,550      $9.02 - $45.07      $15.94
     Forfeited                                               1,082,533      $4.19 - $45.07      $15.78
     Outstanding at December 31, 2000                        2,350,632      $3.06 - $45.07      $ 9.68

The weighted average grant date fair value of options granted during 2000 was $4.89. The weighted average contractual life of options outstanding at December 31, 2000 was 9.13 years with a contractual life of 10 years.

As of December 31, 2000 the Company had 586,869 options outstanding that were fully vested and 94,348 options outstanding that were exercisable. Options vest over a period of three years from the date of grant and become exercisable two years from the grant date. The Company has not recognized any compensation expense related to stock options in 1999 or 2000.

Statement 123 requires the presentation of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of the options granted in 1999 and 2000 were as follows.

                                                   1999 Grants      2000 Grants
                                                   -----------      -----------

     Risk free interest rate.....................          5.5%             5.5%
     Stock price volatility factor...............        0.821            0.859
     Expected life of options....................      5 years          5 years
     Dividend yield..............................          0.0%             0.0%

The fair market value of the options using the Black-Scholes pricing model granted in the years ended December 31, 1999 and 2000 was (Euro) 15,357,284 and
(Euro) 12,914,000, respectively. Had the Company determined compensation expense for this plan in accordance with the provisions of Statement 123, the fair value of the options would have been amortized over the option vesting periods. Under this method, the Company's net loss and loss per share for the years ended December 31, 1998 and 1999 would have been as follows:

                                                Year ended December 31,
                                                -----------------------
                                                1999                2000
                                               ------              ------
                                                                (in thousands)
     Proforma net loss- thousands...........   (Euro) 53,447     (Euro) 63,972
     Proforma net loss per share -
     basic and diluted......................   (Euro) 2.69       (Euro) 2.75


The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

14.  Provision for Income Taxes

In March 1999 the German government passed tax legislation which reduced the corporate income tax rate from 45% to 40%. Accordingly, the Company's deferred tax assets and liabilities related to Germany were re-measured using 40% in the first quarter of 1999.

                                                               Page F 21 of F 26

On July 14, 2000, the German government approved tax legislation which will, among other things, reduce the corporate tax rate to 25% and eliminate the tax credit system. Furthermore, the capital gains tax was reduced from 25% to 20%. The new law is effective January 1, 2001. Accordingly, the Company's deferred tax assets and liabilities related to Germany were re-measured using the revised rates in the fourth quarter of 2000.



The Company's principal operations are currently located in Germany. Pretax loss for the years ended December 31, 1998, 1999 and 2000 were taxable in the following jurisdictions:

                                                                                      Year ended December 31,
                                                                                      -----------------------
                                                                             1998               1999               2000
                                                                             ----               ----               ----
                                                                                 (in thousands)
  Germany...................................................        (Euro) (9,430)    (Euro) (54,514)    (Euro) (53,497)
  Others....................................................                 (548)            (7,450)           (14,427)
                                                                           ------            -------            -------
                                                                    (Euro) (9,978)    (Euro) (61,964)    (Euro) (67,924)
                                                                           ======            =======            =======

The components of the provision for income taxes, substantially all of which relates to Germany, are as follows:

                                                                                      Year ended December 31,
                                                                                      -----------------------
                                                                             1998               1999              2000
                                                                             ----               ----              ----
                                                                                 (in thousands)
  Current......................................................     (Euro)      -     (Euro)      15     (Euro)      3
  Deferred.....................................................            (5,554)           (13,515)           (6,979)
                                                                           ------            -------            ------
  Income tax benefit...........................................     (Euro) (5,554)    (Euro) (13,500)    (Euro) (6,976)
                                                                           ======            =======            ======

The Company has net deferred tax assets as of December 31,1999 and 2000 as follows:

                                                                                     December 31,
                                                                                     ------------
                                                                                1999             2000
                                                                                ----             ----
       Deferred tax assets                                                          (in thousands)
            Net operating losses........................................    (Euro) 34,042    (Euro) 42,954
            Other.......................................................              852                4
                                                                                  -------          -------
                                                                                   34,984           42,960
            Valuation allowance.........................................          (12,195)         (14,460)
                                                                                  -------          -------
                                                                                   22,700           28,500
                                                                                  =======          =======
       Deferred tax liabilities
            Product development costs...................................            1,854              828
            Depreciation and amortization...............................              168               15
            Other.......................................................                1                -
                                                                                  -------          -------
                                                                                    2,023              843
                                                                                  -------          -------
       Net Deferred Tax Assets..........................................    (Euro) 20,676    (Euro) 27,657
                                                                                  =======          =======

As of December 31, 2000, the Company and its subsidiaries had available combined cumulative tax loss carry-forwards of approximately Euro 117.6 million. Substantially all of the remaining loss carry-forwards have an indefinite life. However, limits may exist on the net loss carryforwards available for use in any given year based on certain events, including additional changes in ownership. Management believes that the remaining deferred tax assets of the Euro 27.4 million is more likely than not to be realized through future taxable income. However, if the Company is unable to generate sufficient taxable income in the future through operating results an additional valuation allowance will be required to be established through a charge to income.

The Company has recorded a valuation allowance to reflect the estimated amount of net operating loss carry-forward which may not be realized. The change in valuation allowance was an increase of Euro 12.2 million and Euro 2.3 million for the years ended December 31, 1999 and 2000, respectively. The changes primarily relate to additional losses incurred in those years.

                                                               Page F 22 of F 26

A reconciliation of income taxes determined using the United States statutory federal income tax rate of 35% to actual income taxes provided is as follows:

                                                                                         Year ended December 31.
                                                                          -----------------------------------------------------
                                                                                     1998               1999              2000
                                                                                   ------            -------           -------
                                                                                             (in thousands)
        Income tax expense (benefit) at statutory rate..................    (Euro) (3,492)    (Euro) (21,688)    (Euro) (20,926)
        Higher foreign tax rates........................................           (2,275)            (8,598)            (6,420)
        Valuation allowance.............................................                -             12,195              2,265
        Non-deductible amortization.....................................              250              1,957              3,923
        Statutory rate change...........................................                -                516              9,634
        Other...........................................................              (37)             2,118              4,548
                                                                                   ------            -------            -------
        Income tax expense (benefit)....................................    (Euro) (5,554)    (Euro) (13,500)     (Euro) (6,976)

15.  Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                                                         December 31,
                                                                                         ------------
                                                                                   1999               2000
                                                                                   ----               ----
                                                                             (in thousands, except per share data)
        Numerator:
             Net loss-numerator for basic and diluted loss per.............   (Euro) (48,371)    (Euro) (60,948)
        Denominator:
             Denominator for basic and diluted loss per share -- weighted
              average shares outstanding...................................           19,877             23,266

        Basic and diluted loss per share...................................   (Euro)   (2.43)    (Euro)   (2.62)

The denominator for diluted loss per share excludes the convertible preferred stock and stock options because the inclusion of these items would have an anti-dilutive effect.

16.  Extraordinary items

During 2000, the Company repurchased a portion of its 14% Senior Notes due 2009 (the "Notes"). The Company repurchased Euro 77.1 million ($72.6 million) of the Notes at average prices equal to 43% of the face value of the Notes repurchased. As required by the terms of the Notes, the Company had established an escrow account to provide for payment in full of the first six scheduled interest payments on the Notes. The amounts contained in the escrow account are carried on the Company's balance sheet as "Restricted investments". As a result of the repurchase of Notes, approximately Euro 20.3 million was released from the escrow account.

The amount shown as an extraordinary item represents the difference between the amount paid to repurchase the Notes and the carrying value on the balance sheet, net of transaction costs and the write-off of capitalized debt issuance costs.

17.  Related Party Transaction

The Company paid Euro 88,000, Euro 255,000 and Euro 209,000 to a law firm for legal services where one of the members of the board of directors is a partner in the years ended December 31, 1998 ,1999 and 2000, respectively.

In December 1998, the Company paid (EURO) 2,494,000 in underwriting fees in connection with the public sale of equity, to an investment bank in which one of the Company's principal shareholders and a former member of the Company's Board of Directors is a significant shareholder.

In the year ended December 31, 1999, Sunweb, a wholly-owned subsidary of the Company, purchased goods and services totaling CHF 2,346,000 ((EURO) 1,174,000) from a company owned by a relative of a member of the senior managment team.

                                                               Page F 23 of F 26

The Company granted interest free loans totalling Euro 356,000 to three former Italian managment employees. The loans were due on December 31, 2000 and are denominated in Italian Lire. No payments have been made on the loans to date.

On December 28, 1999 the Company entered into a Cooperation Software Licensing Agreement with B&N Software AG, ("B&N"). This contract grants the Company an exclusive, non-transferable, chronologically and geographically unrestricted distribution rights to certain products produced by B&N. The license fee for the contract was Euro 1,022,583 and is being expensed over three years starting in 2000. The Company has an investment representing 25% of common stock in B&N. During 2000 the Company has purchased services to be re-sold for an amount of approximately Euro 794,000.

The Company has an account receivable of Euro 656,670 from a company that filed for insolvency in 2000, which has been guaranteed by B&N in accordance with an agreement dated March 1, 2001.



18.  Segment information

The Company evaluates performance, and allocates resources, based on the operating profit of its subsidiaries which are organized geographically. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies in Note 2.

The Company operates in one line of business, which is providing international Internet backbone and access services and relate communication services for corporate customers. The Company's reportable segments are divided by country since each country's operations are managed and evaluated separately.

Information concerning the Company's geographic locations is summarized as follows:

                                                                         Year ended December 31,
                                                                         -----------------------
                                                                1998              1999              2000
                                                                ----              ----              ----
                                                                            (in thousands)
Revenues:
     Germany..............................................  (Euro)  6,921    (Euro)  11,338    (Euro)  20,918
     US...................................................              -                 -                 -
     Italy................................................            847             5,161             8,040
     Other................................................              -             4,429             6,873
                                                                   ------           -------           -------
     Total................................................  (Euro)  7,768    (Euro)  20,928    (Euro)  35,831
                                                                   ======           =======           =======
Depreciation and Amortization:
     Germany..............................................  (Euro)  2,139    (Euro)   4,844    (Euro)  10,189
     US...................................................             98             5,444             8,571
     Italy................................................             60               606             1,360
     Other................................................              -               486             1,708
                                                                   ------           -------           -------
     Total................................................  (Euro)  2,297    (Euro)  11,381    (Euro)  21,828
                                                                   ======           =======           =======
Interest Expense:
     Germany..............................................  (Euro)    161    (Euro)     107    (Euro)     141
     US...................................................              3            16,630            34,683
     Italy................................................             14               174               356
     Other................................................              -                20                 9
                                                                   ------           -------           -------
     Total................................................  (Euro)    178    (Euro)  16,931    (Euro)  35,189
                                                                   ======           =======           =======
Interest Income:
     Germany..............................................  (Euro)     27    (Euro)      24    (Euro)     144
     US...................................................            112             3,860             5,078
     Italy................................................              -                 -               210
     Other................................................              -                 -                 5
                                                                   ------           -------           -------
     Total................................................  (Euro)    139    (Euro)   3,884    (Euro)   5,437
                                                                   ======           =======           =======
Loss before Taxes:
     Germany..............................................  (Euro) (9,431)   (Euro) (31,477)   (Euro) (21,199)

                                                               Page F 24 of F 26

         US...................................................             (157)          (23,036)         (50,433)
         Italy................................................             (390)           (4,781)          (5,704)
         Other................................................                -            (2,670)          (8,174)
                                                                          -----            ------           ------
         Total................................................  (Euro)   (9,978)  (Euro)  (61,964)  (Euro) (85,501)
                                                                          =====            ======           ======
      Income tax benefit:
         Germany..............................................  (Euro)    5,554   (Euro)   13,690   (Euro)   6,976
         US...................................................                -               (26)               -
         Italy................................................                -              (160)               -
         Other................................................                -                (4)               -
                                                                          -----            ------           ------
         Total................................................  (Euro)    5,554   (Euro)   13,500   (Euro)   6,976
                                                                          =====            ======           ======

      Total Assets:
         Germany..............................................  (Euro)   24,539   (Euro)   58,879   (Euro)  85,574
         US...................................................           40,793           206,392           91,141
         Italy................................................            1,293            15,490           11,619
         Other................................................            1,332             5,725            7,487
                                                                         ------           -------          -------
         Total................................................  (Euro)   67,957   (Euro)  286,486   (Euro) 195,821
                                                                         ======           =======          =======


The Company's property and equipment by geographic location and capital expenditures by geographic area are as follows:

                                                                                   December 31,
                                                                    -----------------------------------------

                                                                     1998               1999             2000
                                                                    -----               ----             ----
      Property and equipment                                                            (in thousands)
         Germany...........................................     (Euro)  5,419     (Euro)  18,831   (Euro) 32,311
         US................................................                 -                  -               -
         Italy.............................................               801              6,234           5,809
         Other.............................................               598              3,284           4,465
                                                                        -----             ------          ------
         Total.............................................     (Euro)  6,818     (Euro)  28,349   (Euro) 42,585
                                                                        =====             ======          ======

                                                                                   December 31,
                                                                         -----------------------------------

      Capital Expenditures:                                               1998             1999         2000
                                                                         -----             ----         ----
                                                                                             (in thousands)
         Germany..............................................          (Euro) 4,359   (Euro) 16,684   (Euro) 20,272
         US...................................................                     -               -               -
         Italy................................................                   802           3,997           1,966
         Other................................................                     -           3,219           1,650
                                                                               -----          ------          ------
         Total................................................          (Euro) 5,161   (Euro) 23,900   (Euro) 23,888
                                                                               =====          ======          ======

19. Recent pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value.

Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2000, the Company did not hold any derivative instruments or conduct any hedging activities. Therefore, there is no anticipated impact to the consolidated financial statements for the adoption of SFAS No. 133 and 137.

20. Commitments and Contingencies

The Company is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, no such actions are known to have a material adverse impact on the financial position of the Company.

21. Going concern

Since inception, the Company has financed its operations primarily through public and private sales of common stock and public dept and short-term borrowings from banks. These financings have funded the Company's operating losses which total approximately Euro 114,833,00 for the years from inception though December 31, 2000. The Company's operations continue to use cash; in the year ended December 31, 2000 cash used in operations totaled approximately Euro 55,883,000. Management believes that planned cost savings and anticipated improvements in operating results in 2001 will reduce the amount of cash used in operations which, when combined with available unrestricted cash as of December 31, 2000, will permit the Company to achieve its business plan. Additionally, the Company is currently in the process identifying alternative financing sources and is negotiating changes to its debt structure. However, there are no assurances that these plans can be accomplished nor that they will provide sufficient cash to fund the Company's operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

22. Subsequent events

Subsequent to December 31, 2000 the Company purchased additional 14% Senior Dollar Notes payable, due 2009, with face value of $9.6 Million (Euro 10.3 Million). Following this purchase the face value of the remaining outstanding 14% Senior Dollar Notes payable, due 2009, was $67.8 Million (approximately Euro
72.0 Million). The notes were purchased by the Company for an average of 30.2 % of face value.

The Company has debt and investments which are dominated in US dollars. The US dollar to Euro exchange rate was 1.0620 at December 31, 2000 as compared with
1.1272 at March 23, 2001, representing a change of approximately 6.1 %. This change in exchange rate would have reduced the Company's net assets reported at December 31, 2000 by approximately Euro 7,207,000.

------------------------------------------------------------------------------------------------------------------
Schedule II

Euro thousand                                    Balance at        Charged to costs    Recoveries   Balance at end
                                               beginning of            and expenses                      of period
                                                     period
For the year ended December 31, 1998
-   Allowance for doubtful debt                         208                     109             -              317
For the year ended December 31, 1999
Allowance for doubtful debt                             317                     870             -            1,187
Deferred tax asset valuation allowance                    -                  12,195             -           12,195
For the year ended December 31, 2000
Allowance for doubtful debt                           1,187                     120                          1,307
-  Deferred tax asset valuation                      12,195                   2,265             -           14,460
allowance

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYBERNET INTERNET SERVICES
                                    INTERNATIONAL, INC.

April 16, 2001
                                        /s/  Andreas Eder
                                   By: _____________________________
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



             Signature                  Title                         Date
             ---------                  -----                        -----

   /s/  Andreas Eder
_________________________________  Chairman of the Board         April 16, 2001
     Andreas Eder                  of Directors, President
                                   and Chief Executive Officer


 /s/  Tristan Libischer
_________________________________  Director                      April 16, 2001
  Tristan Libischer


 /s/   Hubert Besner
_________________________________  Director                      April 16, 2001
   Hubert Besner


 /s/  G.W. Norman Wareham
_________________________________  Director                      April 16, 2001
  G.W. Norman Wareham


/s/  Robert Fratarcangelo
_________________________________  Director and Secretary         April 16, 2001
  Robert Fratarcangelo


 /s/  Paolo di Fraia               Chief Financial Officer
_________________________________  and (Principal Financial       April 16, 2001
  Paolo di Fraia                   and Accounting Officer)

