Form 10QSB
period 2001-03-31
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2001-05-15
CIK 1070658

=============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's class of Common Stock as of March 31, 2001: 25,845,663

============================================================================

                               TABLE OF CONTENTS

                                                                                                     PAGE
PART I  FINANCIAL INFORMATION...............................................................            3
  ITEM 1.  FINANCIAL STATEMENTS.............................................................            3
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS......           10
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................           14
PART II  OTHER INFORMATION..................................................................           15
  ITEM 1.  LEGAL PROCEEDINGS................................................................           15
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................           15
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................................           15
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................           15
  ITEM 5.  OTHER INFORMATION................................................................           15
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................           15
SIGNATURES..................................................................................           15

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                   December 31, 2000      March  31, 2001
                                                                                   ------------------     ---------------
                                                                                                  (in thousands)
ASSETS
    Cash and cash equivalents - Including restricted amounts, held by Banks as compensation balances of Euro 2,791,587 and Euro 2,505,330 at
     December 31, 2000 and March 31, 2001 respectively.......................      Euro    8,763          Euro   5,349
    Short-term investments...................................................             23,040                15,487
    Accounts receivable -- trade, net of allowance for doubtful accounts of
     Euro 1,306,527 and Euro 1,597,718 at December 31, 2000 and March 31,
     2001 respectively.......................................................             12,939                12,979
    Related party receivable.................................................                356                   356
    Other receivables........................................................              4,885                 3,496
    Restricted investments...................................................             11,509                10,247
    Prepaid expenses and other assets........................................              5,059                 4,925
                                                                                   -----------------------------------
    Total current assets.....................................................             66,551                52,839

    Property and equipment, net..............................................             42,585                42,954
    Product development costs, net...........................................              2,465                 2,077
    Goodwill, net............................................................             26,054                25,028
    Investments in equity-method investees...................................              2,899                 2,750
    Deferred income taxes....................................................             27,657                29,248
    Restricted investments...................................................             10,608                 5,320
    Other assets.............................................................             17,002                15,975
                                                                                   -----------------------------------
TOTAL ASSETS.................................................................      Euro  195,821          Euro 176,191
                                                                                   =============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
      Overdrafts and short-term borrowings...................................      Euro      567          Euro     583
      Trade accounts payable.................................................             11,429                10,294
      Other accrued liabilities..............................................             12,893                 8,419
      Deferred purchase obligation...........................................              2,078                     -
      Current portion long term debt and capital lease obligations...........              1,187                 1,584
      Accrued personnel costs................................................              2,330                 2,079
                                                                                   -----------------------------------
          Total current liabilities..........................................             30,484                22,959
      Long-term debt.........................................................            150,693               153,884
      Capital lease obligations..............................................              1,441                   838
SHAREHOLDERS' EQUITY
    Common stock $.001 par value, 50,000,000 shares authorized, 25,845,663
     shares issued and outstanding at December 31, 2000 and March 31, 2001...                 24                    24
    Preferred stock $.001 par value, 50,000,000 shares authorized, 600,000
     issued and outstanding December 31, 2000 and March 31, 2001.............                  1                     1
      Additional paid in capital.............................................            127,718               127,718
      Accumulated deficit....................................................           (114,833)             (129,711)
      Other comprehensive income (loss)......................................                293                   478
                                                                                   -----------------------------------
      Total shareholders' equity.............................................             13,203                (1,490)
                                                                                   -----------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................      Euro  195,821          Euro 176,191
                                                                                   =============          ============

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF LOSS
                                  (Unaudited)

                                                                                        Three months ended
                                                                             -------------------------------------
                                                                                             March 31
                                                                             -------------------------------------
                                                                                   2000                 2001
                                                                                 -------              -------
                                                                             (in thousands, except per share data)
Revenue
    Internet Projects.......................................                 Euro     645           Euro   503
    Network Services........................................                        6,517                9,377
                                                                             ---------------------------------
Total revenues...............................................                       7,162                9,880
Direct cost of services......................................                       4,597                5,493
                                                                             ---------------------------------
Gross margin.................................................                       2,565                4,387
Other costs and expenses
    Network operations.......................................                       2,036                2,127
    General and administrative expenses......................                       6,463                3,381
    Sales and marketing expenses.............................                       3,379                2,685
    Research and development.................................                         643                  228
    Depreciation and amortization............................                       4,292                4,956
                                                                             ---------------------------------
Total Other costs and expenses...............................                      16,813               13,377
Operating loss...............................................                     (14,248)              (8,990)
Interest expense.............................................                      (8,991)              (5,776)
Interest income..............................................                       1,345                  576
Other Income (losses)........................................                           -                    2
Foreign currency gains (losses)..............................                      (4,983)              (6,260)
                                                                             ---------------------------------
Loss before taxes and minority interest......................                     (26,877)             (20,448)
Income tax benefit...........................................                       2,971                1,590
                                                                             ---------------------------------
Net loss before minority interest............................                     (23,906)             (18,858)
Minority interest............................................                           -                    -
Equity in losses of equity-method investees..................                           -                  (37)
                                                                             ---------------------------------
Net loss before Extraordinary items..........................                     (23,906)             (18,895)
Extraordinary items:
    Profit on early extinguishment of debt (net of tax)......                           -                4,016
                                                                             ---------------------------------
Net loss.....................................................                Euro (23,906)        Euro (14,879)
                                                                             ============         ============
Earnings per share
    Basic and diluted
    Loss per share before extraordinary items................                       (1.03)               (0.73)
    Gain per share for extraordinary items...................                           -                 0.15
                                                                             ------------         ------------
    Net loss per share.......................................                       (1.03)               (0.58)
                                                                             ============         ============
Number of shares used to compute earnings per share..........                      23,103               25,845
                                                                             ============         ============

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            For three months ended
                                                                                     -----------------------------------
                                                                                                   March  31,
                                                                                     -----------------------------------
                                                                                           2000                 2001
                                                                                         -------              -------
Cash Flows from Operating Activities:                                                           (in thousands)
Net loss....................................................................         Euro (23,906)         Euro (14,879)

Adjustments to reconcile net loss to net cash used by operations:
    Deferred taxes..........................................................               (2,973)               (1,589)
    Depreciation and amortization...........................................                5,014                 4,956
    Equity in profits (losses) of equity-method investees...................                    -                    (5)
    Provision for losses on accounts receivable.............................                  295                   305
    Loss on sale of short term investment...................................                    -                    67
    Amortization of bond discount...........................................                1,346                   651
    Accreted interest expense on long term debt.............................                1,676                 1,371
    Profit on early extinguishment of debt..................................                    -                (4,016)
    Unrealized foreign currency translation loss............................                6,816                 3,895

Changes in operating assets and liabilities:
    Trade accounts receivable...............................................                  (93)                 (345)
    Other receivables.......................................................                 (308)                1,389
    Other assets............................................................               (1,490)                  176
    Prepaid expenses and other current assets...............................                  753                   135
    Trade accounts payable..................................................               (4,979)               (1,136)
    Other accrued expenses and liabilities..................................               (3,480)               (4,519)
    Accrued personnel costs.................................................                 (616)                 (251)
                                                                                     ------------          ------------
         Total changes in operating assets and liabilities..................              (10,213)               (4,551)
                                                                                     ------------          ------------
    Net cash (used in) operating activities.................................              (21,945)              (13,795)

Cash Flows from Investing Activities:
Purchase of short term investments..........................................              (22,120)                    -
Proceeds from sale of short term investments................................               43,019                14,350
Proceeds from sale of restricted investments................................                    -                 4,192
Purchase of property and equipment..........................................               (6,606)               (3,128)
Acquisition of businesses, net of cash acquired.............................                 (828)                    -
Payment of deferred purchase obligations....................................                    -                (2,034)
                                                                                     ------------          ------------
     Net cash (used in) provided by investing activities....................               13,465                13,380

Cash Flows from Financing Activities:
Proceeds from borrowings....................................................                1,262                   179
Repayment of borrowings.....................................................                    -                (3,139)
                                                                                     ------------          ------------
    Net cash (used in) provided by financing activities.....................                1,262                (2,960)
                                                                                     ------------          ------------
Impact of foreign exchange rate changes.....................................                   78                  ( 39)
                                                                                     ------------          ------------
Net (decrease) increase in cash and cash equivalents........................               (7,140)               (3,414)
Cash and cash equivalents at beginning of period............................               72,879                 8,763
                                                                                     ------------          ------------
Cash and cash equivalents at end of period..................................         Euro  65,739          Euro   5,349
                                                                                     ============          ============


                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

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

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months ending March 31, 2001 are not necessarily indicative of results to be expected for the year ended December 31, 2001. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The Company changed its reporting currency from US dollars to Euros ("Euro") in the quarter ended September 30, 2000. This change was made because management believes that it results in a more meaningful presentation of the financial position and results of operations of the Company since the majority of its operations are conducted in currencies that are linked to the Euro. All prior period amounts have been translated to the Euro using the US dollar to Euro rates in effect for those periods and as such they depict the same trends as the previous financial statements in dollars.

In addition, during the quarter ended September of 2000, management revised the layout of the consolidated statements of loss to be more comparable with our peer group companies, and in management's belief, to make the financial statement more usable to readers. Prior period statements have been reclassified to conform with the current presentation. The principle revision relates to the statement of operations where direct cost of service has replaced cost of revenues. Direct cost of service consist of 1) telecommunication expenses which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering points, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Depreciation and amortization is no longer allocated to direct cost of service. Cybernet mainly utilizes leased lines for its network backbone and for connecting its network to its major customers premises.


2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    March 31,
                                                                      -------------------------------------
                                                                             2000             2001
                                                                           -------          -------
                                                                      (in thousands, except per share data)
Numerator:
     Net loss-numerator for basic and diluted loss per share......      Euro (23,906)    Euro (14,879)
Denominator:
     Denominator for basic and diluted loss per share -- weighted
      average shares outstanding..................................            23,103           25,845

Basic and diluted loss per share..................................      Euro   (1.03)    Euro   (0.58)


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


                                                                         Three months ended
                                                                 ---------------------------------
                                                                               March 31
                                                                 ---------------------------------

                                                                      2000                 2001
                                                                    -------              -------
                                                                           (in thousands)
Revenues:
   Germany................................................       Euro   4,530         Euro   6,370
   US.....................................................                  -                    -
   Italy..................................................              1,576                1,778
   Other..................................................              1,057                1,732
                                                                 ------------         ------------
   Total..................................................       Euro   7,163         Euro   9,880
                                                                 ============         ============
Depreciation and Amortization:
   Germany................................................       Euro   1,534         Euro   2,367
   US.....................................................              2,139                1,899
   Italy..................................................                283                  214
   Other..................................................                336                  476
                                                                 ------------         ------------
   Total..................................................       Euro   4,292         Euro   4,956
                                                                 ============         ============
Interest Expense:
   Germany................................................       Euro      19         Euro       3
   US.....................................................              8,916                5,727
   Italy..................................................                 54                   46
   Other..................................................                  2                    -
                                                                 ------------         ------------
   Total..................................................       Euro   8,991         Euro   5,776
                                                                 ============         ============
Interest Income:
   Germany................................................       Euro      16         Euro      33
   US.....................................................              1,317                  543
   Italy..................................................                  7                    -
   Other..................................................                  5                    -
                                                                 ------------         ------------
   Total..................................................       Euro   1,345         Euro     576
                                                                 ============         ============
Loss before Taxes:
   Germany................................................       Euro  (3,414)        Euro  (4,679)
   US.....................................................            (19,572)             (13,355)
   Italy..................................................             (2,319)              (1,026)
   Other..................................................             (1,572)              (1,425)
                                                                 ------------         ------------
   Total..................................................       Euro (26,877)        Euro (20,485)
                                                                 ============         ============
Income tax benefit:
   Germany................................................       Euro   2,971         Euro   1,590
   US.....................................................                  -                    -
   Italy..................................................                  -                    -
   Other..................................................                  -                    -
                                                                 ------------         ------------
   Total..................................................       Euro   2,971         Euro   1,590
                                                                                      ============
Total Assets:
   Germany................................................       Euro  85,574         Euro  85,145
   US.....................................................             91,141               71,745
   Italy..................................................             11,619               12,193
   Other..................................................              7,487                7,108
                                                                 ------------         ------------
   Total..................................................       Euro 195,821         Euro 176,191
                                                                 ============         ============

4.  Business Acquisitions

Effective December 28, 1998, the Company acquired 100% of the outstanding shares of Vianet Internet Dienstleistungen AG ("Vianet") for a cash payment of Euro 3,835,000 and 300,000 shares of the common stock of the Company. The shares were to be issued to the selling shareholders of Vianet in increments of 60,000 shares over five years contingent on the continued employment of the individuals. In 1999 and 2000, 60,000 shares were released in accordance with the terms of the agreement. In addition, in 1999 75,000 shares were released in connection with the termination of one of the selling shareholders, who lost his right to the balance of the 150,000 shares due under the original agreement. The value of the remaining 90,000 shares will be added to the cost of acquiring the Vianet when the shares are issued to the selling shareholders. The acquisition has been accounted for using the purchase method of accounting and as such the Company's financial statements reflected Vianet's results of operations from January 1, 1999. Goodwill recorded in connection with the acquisition of Vianet, amounting to Euro 3,282,000 is being amortized over 10 years.

Effective April 13, 1999, the Company acquired 51% of the outstanding shares of Sunweb Internet Services SIS AG ("Sunweb") for a total consideration valued at Euro 1,587,000. Euro 924,000 of the purchase price was paid in cash (in Swiss Francs) with the remainder settled in exchange for the issuance of 25,680 shares of the common stock of the Company. Goodwill recorded in connection with the acquisition, amounting to Euro 1,369,000, is being amortized over 10 years. Effective June, 2000, the Company acquired the remaining 49% of the outstanding shares of Sunweb AG, for consideration of Euro 480,000 paid in cash (in Swiss Francs). Goodwill recorded in connection with the acquisition of the remaining shares in Sunweb amounted to an additional Euro 480,000 and is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding in 1999.

Effective October 29, 1999 the Company acquired the remaining 34% of the outstanding shares of Eclipse, in which the Company already owned 66% of the outstanding shares, for a total consideration of Euro 2,209,000. Euro 361,000 of the purchase price was paid in cash with the remainder settled by depositing 136,402 shares of the common stock of the Company in a pooling trust from which the shares will be released to the sellers. Goodwill recorded in connection with the acquisition of the remaining shares in Eclipse, amounting to an additional Euro 1,901,000, is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding in 1997. Under the terms of the agreement the price was reviewed in light of the subsequent movement in the share price of Cybernet. As a consequence of this review, an additional 108,390 shares were issued to the selling shareholders in May 2000. Goodwill of Euro 717,000 was recorded in 2000, and is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding during 1997. Total goodwill recorded in connection with the acquisition of Eclipse was Euro 3,828,000.

Effective April 17, 2000, the Company acquired 100% of Cybernet S.a.g.l., an internet service provider located in Lugano Switzerland, for a maximum purchase price of SFr 500,000 (Euro 321,065) and 12,000 shares of our common stock. The 12,000 shares of common stock will be released to the former owners only upon the achievement of certain revenue targets during the fiscal year 2001. The value of the 12,000 shares will be added to the cost of acquiring Cybernet S.a.g.l when the shares are issued to the selling shareholders. Of the purchase price SFr 400,000 (Euro 256,852) was paid in cash at September 30, 2000. The rest of the purchase price was paid in the beginning of 2001. The acquisition has been accounted for using the purchase method of accounting and as such the Company's financial statements reflected Cybernet S.a.g.l's results of operations from April 2000. Goodwill recorded in connection with the acquisition of Cybernet S.a.g.l, amounting to Euro 297,000, is being amortized over 10 years.

5.  Extraordinary items

During the first quarter of 2001, the Company repurchased a portion of its 14% Senior Notes due 2009 (the "Notes"). The Company repurchased Euro 10.3 million ($ 9.6 million) of Notes at average prices equal to 30.2% of the face value of the Notes repurchased. As required by the terms of the Notes, the Company had established an escrow account to provide for payment in full of the first six scheduled interest payments on the Notes. The amounts contained in the escrow account are carried on the Company's balance sheet as "Restricted investments". As a result of the repurchase of Notes in the first quarter of 2001, approximately Euro 2.1 million will be released from the escrow account and will be available to the Company. The price of the Notes repurchased in the first quarter of 2001 net of amounts released from the escrow account was approximately Euro 1.2 million. The face amount of the Notes outstanding after these repurchases is approximately Euro 77.1 million ($67.8 million).

The amount shown as an extraordinary item represents the difference between the amount paid for the Senior Notes and the carrying value on the balance sheet, net of associated costs.

6.  Subsequent events

On April 9, the Company agreed to buy 1,836 shares of common stock of B&N Software AG for the price of Euro 409,034 paid in cash on April 11, 2001. As a consequence of this purchase, the Company's investment in B&N Software AG represents 26.5% of the equity of B&N Software AG.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following table sets forth the items of the Consolidated Statements of Loss for the three month period ended March 31, 2000 and 2001, expressed as a percentage of total revenues:

                                                                                For three months ended
                                                                        ------------------------------------
                                                                                         March 31
                                                                        ------------------------------------

                                                                              2000                2001
                                                                            --------            --------
Revenue
     Internet Projects...........................................              9.0 %               5.0 %
     Network Services............................................             91.0 %              95.0 %
Total revenues...................................................            100.0 %             100.0 %
    Direct cost of services......................................            (64.2)%             (55.6)%
Gross margin.....................................................             35.8 %              44.4 %
Other costs and expenses
    Network Operations...........................................            (28.4)%             (21.5)%
    General and administrative expenses..........................            (90.2)%             (34.2)%
    Sales and Marketing expenses.................................            (47.2)%             (27.2)%
    Research and development.....................................             (9.0)%              (2.3)%
    Depreciation and amortization................................            (59.9)%             (50.1)%
                                                                            ------              ------
Total other costs and expenses...................................           (234.7)%            (135.4)%
Operating loss...................................................           (198,9)%             (91.0)%
Interest expense.................................................           (125.5)%             (58.5)%
Interest income..................................................             18.8 %               5.8 %
Realized foreign currency translation losses.....................            (69.6)%             (63.4)%
Loss before taxes and minority interest..........................           (375.2)%            (206.9)%
Income tax benefit...............................................             41.5 %              16.1 %
Net loss before minority interest................................           (333.8)%            (190.9)%
Minority interest................................................              0.0 %               0.0 %
Equity in losses of equity-method investees......................              0.0 %              (0.4)%
Net loss before extraordinary items..............................           (333.8)%            (191.2)%

Profit on early extinguishments of debt (net of tax).............                -                40.6 %
Net loss.........................................................           (333.8)%            (150.6)%


Results of operations. Three months ended March 31, 2001 compared to the three months ended March 31, 2000

Revenues

Total revenues increased 37.9% from Euro 7,163,000 in the three months ended March 31, 2000 to Euro 9,880,000 in the first quarter of 2001, primarily as a result of increased Network Services revenues. Internet Project revenues decreased 22.0% from Euro 645,000 in the first quarter of 2000 to Euro 503,000 for the same period in 2001, while Network Services revenues increased 43.9% from Euro 6,517,000 to Euro 9,377,000. The first quarter Network Services revenues represented 95% of total revenues in 2001, as compared with 91.0% in the first quarter of 2000.

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

We derived Euro 6,370,000 or 64.4% of total revenues from our operations in Germany, during the first quarter of 2001, compared with Euro 4,530,000 or 63.2% in the first quarter of 2000. Euro 1,778,000 or 18.0% of total revenues was derived from our operations in Italy during the first quarter of 2001, compared with Euro 1,576,000 or 22.0% in the first quarter of 2000. We derived Euro 1,122,000 or 11.4% of total revenues from our operations in Austria during the first quarter of 2001, compared with Euro 888,000 or 12.4% in the first quarter of 2000. Euro 610,000 or 6.2% of total revenues was derived from our operations in Switzerland during the first quarter of 2001, compared with Euro 169,000 or 2.4% in the first quarter of 2000.

Direct Cost of Services

Direct cost of services increased 19.5% from Euro 4,597,000 in the first quarter of 2000 to Euro 5,493,000 in the first quarter of 2001. Direct cost of services consists of 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Cybernet mainly utilizes leased lines for it's backbone network, and to connect its network to its major customers' premises. Direct cost of services as a percentage of revenues decreased from 64.2% in the first quarter of 2000 to 55.6% in the first quarter of 2001. This is explained by the capacity of the network we have in place, that can support more business without increasing the investment or fixed cost for it.

Network Operations

Network operations costs increased 4.5% from Euro 2,036,000 in the first quarter of 2000 to Euro 2,127,000 in the first quarter of 2001. Network operations mainly consist of 1) the personnel costs of technical and operational staff and related overhead, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our colocation services revenues and 3) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues fell from 28.4% in the first quarter of 2000 to 21.5% in the first quarter of 2001 reflecting the synergies we have achieved during the last 12 months, integrating of companies and optimizing resources.

We had 86 technical and operations personnel on March 31, 2001 compared to approximately 124 at March 31, 2000.

General and Administrative Expenses

General and administrative expenses decreased 47.7% from Euro 6,463,000 in the first quarter of 2000 to Euro 3,381,000 in the first quarter of 2001. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent, and external legal and accounting advisory costs. As a percentage of revenues, general and administrative expenses decreased from 90.2% in the first quarter of 2000 to 34.2% in the first quarter of 2001. The reduction reflects synergies obtained integrating subsidiaries and cost control measures instituted during the last 12 months.

General and Administrative personnel decreased from approximately 98 at the end of March 2000 to 60 at the end of March 2001.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 20.5% from Euro 3,379,000 in the first quarter of 2000 to Euro 2,685,000 in the first quarter of 2001. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures.

The number of sales and marketing staff increased from approximately 116 on March 31, 2000 to 133 on March 31, 2001. As a percentage of revenues, our sales and marketing expenses decreased from 47.2% in the first quarter of 2000 to 27.2% in the first quarter of 2001.

Research and Development

Research and development expenses decreased 64.5% from Euro 643,000 in the first quarter of 2000 to Euro 228,000 in the first quarter of 2001. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. The decrease is mainly due to the availability of more products from partners and suppliers, minimizing the need for in house development. The number of research and development staff decreased from approximately 25 on March 31, 2000 to 7 on March 31, 2001. As a percentage of revenues, research and development decreased from 9.0% in the first quarter of 2000 to 2.3% in the first quarter of 2001.

Depreciation and Amortization

Depreciation and amortization expenses increased from Euro 4,292,000 in the first quarter of 2000 to Euro 4,956,000 in the first quarter of 2001. This increase reflects 1) increased depreciation of property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and 2) additional investments in our own network infrastructure and supporting systems and 3) increased amortization of goodwill related to our acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the assets of those companies. Goodwill is amortized over 5 - 10 years.

Interest Income and Expense

Interest expense decreased from Euro 8,991,000 in the first quarter of 2000 to Euro 5,776,000 in the first quarter of 2001. Interest expenses decreased as a result of our repurchasing, during the last 12 months, of more than 50% of our Senior Notes due in 2009.

Interest income decreased from Euro 1,345,000 in the first quarter of 2000 to Euro 576,000 in the first quarter of 2001 as a result of the utilization of the proceeds from the issuance of debt securities in the first quarter of 2001.

In the first quarter of 2001, we incurred net foreign exchange losses of Euro 6,260,000 compared with Euro 4,983,000 in the first quarter of 2000, because much of our borrowings are denominated in US dollars but our principal operating currency is the Euro. We will continue to record such losses while the US dollar strengthens against the Euro.

Income Taxes

We recorded income tax benefits of Euro 1,590,000 in the first quarter of 2001 compared with Euro 2,971,000 in the first quarter of 2000 arising principally from operating losses. Although we have additional operating losses, a valuation allowance has been established to reflect the estimated amount of the tax benefit that may not be realized. The majority of the operating losses are associated with operations subject to taxation under the German tax code. We have recorded valuation allowances on all tax assets arising from operating losses generated outside of Germany since we can not make the determination that the eventual realization of these assets is more likely than not. Under the current German tax code, net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

Extraordinary Items

During the first quarter of 2001, the Company repurchased its 14% Senior Notes, due 2009, with face value of $9.6 Million (Euro 10.3 Million). Following this purchase the face value of the remaining outstanding 14% Senior Notes, due 2009, was $67.8 Million (approximately Euro 77.1 Million). The notes were purchased by the Company for an average of 30.2% of face value.

The amount shown as an extraordinary item represents the difference between the amount paid for the Senior Notes and the carrying value on the balance sheet, net of associated costs.

Liquidity and Capital Resources

Cash Flow

Operating activities used cash of Euro 13,795,000 in the first three months of 2001 compared to Euro 21,945,000 for the comparable period in 2000. This is principally the result of lower losses and decreased expenditure in all areas of the Company.

For the first three months of 2001 investing activities generated cash of Euro 13,380,000 compared to Euro 13,465,000 for the comparable period in 2000. This increase in cash generated from investing activities represents the net proceeds from the sale of short-term investments, partially offset by the cash outflows for the purchases of property and equipment. Expenditures for property and equipment consisted principally of the fit-out of POP's and data facilities, the purchases of computer hardware and software and other expenditures related to the maintenance of our Internet backbone and equipment.

For the first three months of 2001, net cash used by financing activities was Euro 2,960,000 compared to the provision of Euro 1,262,000 in the same period in 2000. The cash was used in the first quarter of 2001 to repurchase part of the outstanding Senior Notes as detailed under Extraordinary items above.

Working Capital

On March 31, 2001 our working capital, defined as the excess of our current assets over our current liabilities, was Euro 29,880,000 as compared Euro 36,067,000 at December 31, 2000.

Our net accounts receivable as of March 31, 2001, was Euro 12,979,000 compared to Euro 12,939,000 as at December 31, 2000. We have taken steps to improve the timely collection of receivables and we are confident that the situation will improve.

Cash and cash equivalents amounted to Euro 5,349,000 at March 31, 2001 compared to Euro 8,763,000 at December 31, 2000.

We had various short-term investments denominated in Euro totaling Euro 15,487,000 at March 31, 2001. In addition, at March 31, 2001 we had approximately Euro 15,567,000 of Restricted investments held in escrow, to meet the next three semi-annual interest payments on our 14% Senior Notes. This amount is invested in US treasury securities.

Credit Arrangements

As of March 31, 2001 we had short-term unsecured overdraft facilities under which we and our subsidiaries could borrow up to Euro 913,000. These facilities are denominated in Italian Lire (in the amount of Euro 841,000) and Austrian Schilling (in the amount of Euro 72,000). The interest rates fluctuate based upon current lending rates. The weighted average borrowing rate on these facilities was 8.75% as March 2001. In addition, certain of our banks provide overdraft protection exceeding the limits specified in these agreements. As of March 31, 2001, we and our subsidiaries had used Euro 366,037 of these facilities. In addition, as March 31, 2001 we had long-term capitalized lease obligations of Euro 838,000.

Capital Expenditures

For the three months ended March 31, 2001, capital expenditures totaled approximately Euro 3,128,000. We funded these capital expenditures primarily from net cash provided by financing activities. Our investments in the first three months of 2001 included: (i) investments in our backbone infrastructure and equipment (ii) investments in data facilities and data center premises and
(iii) investments in other equipment.

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

Significant fluctuations in the U.S. dollar to Euro exchange rate could have an adverse impact on the amount of Deutsche Mark required to satisfy this debt. We estimate that a 10% increase in the exchange rate between the Deutsche Mark and the U.S. dollar would increase the Deutsche Mark amount required to settle the debt outstanding from the Unit offering and our sale of Convertible Notes by approximately Euro 15 million.

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


                CYBERNET INTERNET SERVICES INTERNATIONAL, INC.



                             BY: /s/ Andreas Eder
                                ----------------------

                                 Andreas Eder
                                 Chairman of the Board, President, and
                                 Chief Executive Officer



                             BY: /s/ Paolo Di Fraia
                                ---------------------------

                                 Paolo Di Fraia
                                 Chief Financial Officer and Treasurer