Form 10QSB
period 2001-06-30
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2001-08-14
CIK 1070658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
 -------------------------------------------------------------------------------
                                   FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period ________ to _________

                           COMMISSION FILE NO. 0-25677

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
--------------------------------------------------------------------------------

               DELAWARE                                          51-0384117
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


                          STEFAN - GEORGE - RING 19-23
                              81929 MUNICH, GERMANY
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
--------------------------------------------------------------------------------
                                  49-89-993-150
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

         Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practical date: 26,495,448 as of August 8, 2001.

                                TABLE OF CONTENTS

                                                                        PAGE

PART I  FINANCIAL INFORMATION                                             3
  ITEM 1.     FINANCIAL STATEMENTS                                        3
  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL AND RESULTS OF OPERATIONS                     11
  ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                       17

PART II      OTHER INFORMATION                                           18
   ITEM 1.    LEGAL PROCEEDINGS                                          18
   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                  18
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                            18
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        18
   ITEM 5.    OTHER INFORMATION                                          18
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           18

SIGNATURES                                                               18

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,           June 30,
                                                                                          2000                  2001
                                                                                     --------------       --------------
                                                                                        (in thousands - unaudited)
 ASSETS
   Cash and cash equivalents - Including restricted amounts, held by Banks as compensating balances of Euro 2,791,587 and Euro 2,655,037 at December 31,
   2000 and June 30, 2001 respectively ............................................  (euro)   8,763       (euro)   4,864
   Short-term investments .........................................................          23,040                9,976
   Accounts receivable-- trade, net of allowance for doubtful accounts of Euro
   1,306,527 and Euro 2,576,216 at December 31, 2000 and June 30, 2001
   respectively ...................................................................          12,939               12,102
   Related party receivables ......................................................             356                  356
   Other receivables ..............................................................           4,885                3,601
   Restricted investments .........................................................          11,509               10,747
   Prepaid expenses and other assets ..............................................           5,059                2,211
                                                                                     --------------       --------------
   Total current assets ...........................................................          66,551               43,857

   Property and equipment, net ....................................................          42,585               43,713
   Product development costs, net .................................................           2,465                1,390
   Goodwill, net ..................................................................          26,054               24,032
   Investments in equity-method investees .........................................           2,899                3,117
   Deferred income taxes                                                                     27,657               32,084
   Restricted investments .........................................................          10,608                5,715
   Other assets ...................................................................          17,002               14,617
                                                                                     --------------       --------------
TOTAL ASSETS                                                                         (euro) 195,821       (euro) 168,525
                                                                                     ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Overdrafts and short-term borrowings .........................................  (euro)     567       (euro)      76
     Trade accounts payable .......................................................          11,429                9,480
     Other accrued liabilities ....................................................          12,893               13,668
     Deferred purchase obligation .................................................           2,078                    -
     Current portion long term debt and capital lease obligations .................           1,187                1,423
     Accrued personnel costs ......................................................           2,330                1,770
                                                                                     --------------       --------------
          Total current liabilities ...............................................          30,484               26,617

     Long-term debt ...............................................................         150,693              162,803
     Capital lease obligations ....................................................           1,441                  563
SHAREHOLDERS' EQUITY
   Common stock $.001 par value, 50,000,000 shares authorized, 25,845,663 shares
   issued and outstanding at December 31, 2000 and June 30, 2001 ..................              24                   24
   Preferred stock $.001 par value, 50,000,000 shares authorized, 600,000 issued
   and outstanding December 31, 2000 and June 30, 2001 ............................               1                    1
     Additional paid in capital ...................................................         127,718              127,718
     Accumulated deficit ..........................................................        (114,833)            (149,687)
     Other comprehensive income (loss) ............................................             293                  486
                                                                                     --------------       --------------
     Total shareholders' equity ...................................................          13,203             (21,458)
                                                                                     --------------       --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................  (euro) 195,821       (euro) 168,525
                                                                                     ==============       ==============

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                         CONSOLIDATED STATEMENTS OF LOSS

                                                                  Three months ended              Six months ended
                                                                       June 30                         June 30
                                                                  -------------------      ---------------------------
                                                                    2000        2001           2000           2001
                                                                  -------     -------      ------------  -------------
                                                                    (in thousands, except per share data - unaudited)
Revenue
     Internet data centre services.............................       805       2,640     (euro)  1,340   (euro) 5,301
     Connectivity..............................................     7,136       7,140            13,119         13,855
     E-Business................................................     1,362         121             2,007            625
                                                                  -------     -------      ------------  -------------
Total revenues.................................................     9,303       9,901            16,466         19,781
Direct cost of services........................................     5,949       6,160            10,546         11,653
                                                                  -------     -------      ------------  -------------
Gross margin...................................................     3,354       3,741             5,920          8,128

Other costs and expenses
    Network operations.........................................     1,742       2,103             3,779          4,230
    General and administrative expenses........................     5,025       3,160            11,488          6,541
    Sales and marketing expenses...............................     4,038       2,824             7,417          5,509
    Research and development...................................        67         156               710            384
    Depreciation and amortization..............................     4,828       5,029             9,120          9,871
                                                                  -------     -------      ------------  -------------
Total Other costs and expenses.................................    15,700      13,272            32,513         26,535
Operating loss.................................................   (12,346)     (9,531)          (26,594)       (18,407)
Interest expense...............................................    (9,949)     (6,657)          (18,940)       (12,433)
Interest income................................................     1,982         501             3,327          1,079
Other Income (losses)..........................................         -      (2,556)                -         (2,556)
Foreign currency gains (losses)................................      (292)     (4,415)           (5,275)       (10,674)
                                                                  -------     -------      ------------  -------------
Loss before taxes and minority interest........................   (20,605)    (22,658)          (47,482)       (42,991)
Income tax benefit.............................................     3,423       2,835             6,394          4,425
                                                                  -------     -------      ------------  -------------
Net loss before minority interest..............................   (17,182)    (19,823)          (41,088)       (38,566)

Equity in losses of equity-method investees....................         -        (153)                -           (304)
                                                                  -------     -------      ------------  -------------
Net loss before Extraordinary items............................   (17,182)    (19,976)          (41,088)       (38,870)
Extraordinary items:
    Profit on early extinguishment of debt (net of tax)........         -           -                 -          4,016
                                                                  -------     -------      ------------  -------------
Net loss.......................................................   (17,182)    (19,976)    (euro)(41,088) (euro)(34,854)
                                                                  =======     =======      ============  =============
Earnings per share
    Basic and diluted
    Loss per share before extraordinary items..................     (0.73)      (0.77)            (1.76)         (1.50)
    Gain per share for extraordinary items.....................        -           -                  -           0.15
                                                                   ------      ------            ------         ------
    Net loss per share.........................................     (0.73)      (0.77)            (1.76)         (1.35)
                                                                   ======      ======            ======         ======
Number of shares used to compute earnings per share............    23,472      25,846            23,287         25,846
                                                                   ======      ======            ======         ======

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For six months ended
                                                                                                 June 30,
                                                                                     -----------------------------------
                                                                                           2000                2001
                                                                                     --------------        -------------
                                                                                         (in thousands - unaudited)
Cash Flows from Operating Activities:

Net loss .......................................................................     (euro) (41,088)       (euro)(34,854)

Adjustments to reconcile net loss to net cash used by operations:
    Deferred taxes .............................................................             (6,394)              (4,425)
    Depreciation and amortization ..............................................              9,120                9,871
    Equity in losses of equity-method investees ................................                  -                  141
    Provision for losses on accounts receivable ................................                (47)                 528
    Loss on sale of short-term investment ......................................                  -                  122
    Amortization of bond discount ..............................................              2,766                1,335
    Accreted interest expense on long term debt ................................              5,014                5,443
    Profit on early extinguishment of debt .....................................                  -               (4,016)
    Write off inventory/assets held for disposal ...............................                  -                2,556
    Unrealized foreign currency transaction losses .............................              5,126               10,950

Changes in operating assets and liabilities:
    Trade accounts receivable ..................................................                 74                  310
    Other receivables ..........................................................             (2,455)               1,284
    Other assets ...............................................................                (97)                 530
    Prepaid expenses and other current assets ..................................                834                  289
    Trade accounts payable .....................................................             (7,599)              (1,949)
    Other accrued expenses and liabilities .....................................                641                  540
    Accrued personnel costs ....................................................               (891)                (560)
                                                                                     --------------        -------------
         Total changes in operating assets and liabilities .....................             (9,493)                 443
                                                                                     --------------        -------------
     Net cash used in operating activities .............................. ......            (34,996)             (11,905)

Cash Flows from Investing Activities:
Purchase of short term investments .............................................            (35,740)                   -
Proceeds from sale of short term investments ...................................             72,313               16,496
Proceeds from sale of restricted investments ...................................                  -                4,192
Purchase of property and equipment .............................................            (16,789)              (6,455)
Acquisition of businesses, net of cash acquired ................................             (2,039)                   -
Payment of deferred purchase obligations .......................................                  -               (2,034)
Acquisition of equity investments ..............................................                                    (409)
                                                                                     --------------        -------------
     Net cash provided by investing activities .................................             17,745               11,790

Cash Flows from Financing Activities:
Proceeds from borrowings .......................................................                816                   -

Payments under capital lease obligations .......................................               (539)                (278)

Repayment of borrowings ........................................................                  -               (3,430)
                                                                                     --------------        -------------
     Net cash (used in) provided by financing activities .......................                277               (3,708)
                                                                                     --------------        -------------
Impact of foreign exchange rate changes ........................................                 87                  (76)
                                                                                     --------------        -------------
Net decrease in cash and cash equivalents ......................................            (16,887)              (3,899)
Cash and cash equivalents at beginning of period ...............................             72,879                8,763
                                                                                     --------------        -------------
Cash and cash equivalents at end of period .....................................     (euro)  55,992        (euro)  4,864
                                                                                     ==============        =============


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

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six months ending June 30, 2001 are not necessarily indicative of results to be expected for the year ended December 31, 2001. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The Company changed its reporting currency from US dollars to Euros (`(euro)') in the quarter ended September 30, 2000. This change was made because management believes that it results in a more meaningful presentation of the financial position and results of operations of the Company since the majority of its operations are conducted in currencies that are linked to the Euro. All prior period amounts have been translated to the Euro using the US dollar to Euro rates in effect for those periods and as such they depict the same trends as the previous financial statements in dollars show.

During the quarter ended September of 2000, management revised the layout of the consolidated statements of loss to be more comparable with peer group companies, and in management's belief, to make the financial statement more usable to readers. Prior period statements have been reclassified to conform with the current presentation. The principle revision relates to the statement of operations where direct cost of service has replaced cost of revenues. Direct cost of service consist of 1) telecommunication expenses which mainly represent the cost of transporting Internet traffic from our customers location through a local telecommunications carrier to one of our access nodes, transit and peering points, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Depreciation and amortization is no longer allocated to direct cost of service. Cybernet mainly utilizes leased lines for its network backbone and for connecting its network to its major customers premises.

In addition during the quarter ended June 30, 2001, management further revised the layout of revenues in three categories: Internet Data Centers services, Connectivity and E-business. This representation reflects the way management follows and tracks the evolution of the Company's business strategy. The category Network services revenue has been divided into Connectivity revenue, representing revenues related to internet access services, and Internet Data Centers (IDC) Services, representing all services, basic and value added, that we provide to our customers via our Internet Data Centers. The category E-Business was previously named Internet Projects and contains revenues from specific projects that we develop on behalf of our customers.



















2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                         June 30,
                                                                            --------------------------------
                                                                                  2000             2001
                                                                            ---------------   --------------
                                                                          (in thousands, except per share data)
Numerator:
     Net loss-numerator for basic and diluted loss per share ...........    (euro) (41,088)   (euro)(34,854)
Denominator:
     Denominator for basic and diluted loss per share -- weighted
     average shares outstanding ........................................            23,287           25,846
Basic and diluted loss per share .......................................    (euro)   (1.76)   (euro)  (1.35)

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

                                                      Six months ended
                                                           June 30
                                              --------------------------------
                                                  2000                2001
                                              --------------    --------------
                                                       (in thousands)
Revenues:

   Germany ...............................    (euro)   8,564    (euro) 12,802
   US ....................................                 -                 -
   Italy .................................             4,508             3,534
   Other .................................             3,394             3,445
                                              --------------    --------------
   Total .................................    (euro)  16,466    (euro)  19,781
                                              ==============    ==============
Depreciation and Amortization:

     Germany .............................    (euro)   3,068    (euro)   4,725
     US ..................................             4,692             3,857
     Italy ...............................               665               539
     Other ...............................               695               975
                                              --------------    --------------
     Total ...............................    (euro)   9,120    (euro)  10,096
                                              ==============    ==============
Interest Expense:

     Germany .............................    (euro)      85    (euro)      62
     US ..................................            18,695            12,287
     Italy ...............................               157                82
     Other ...............................                 3                 2
                                              --------------    --------------
     Total ...............................    (euro)  18,940    (euro)  12,433
                                              ==============    ==============
Interest Income:

     Germany .............................    (euro)      55    (euro)      78
     US ..................................             3,257               998
     Italy ...............................                 9                 1
     Other ...............................                 6                 2
                                              --------------    --------------
     Total ...............................    (euro)   3,327    (euro)   1,079
                                              ==============    ==============
Loss before Taxes:

     Germany .............................    (euro)  (7,854)   (euro) (11,957)
     US ..................................           (32,310)          (26,547)
     Italy ...............................            (3,601)           (2,335)
     Other ...............................            (3,717)           (2,377)
                                              --------------    --------------
     Total ...............................    (euro) (47,482)   (euro) (43,216)
                                              ==============    ==============
Income tax benefit:

     Germany .............................    (euro)   6,394    (euro)   4,425
     US ..................................                 -                 -
     Italy ...............................                 -                 -
     Other ...............................                 -                 -
                                              --------------    --------------
     Total ...............................    (euro)   6,394    (euro)   4,425
                                              ==============    ==============
Total Assets:

     Germany .............................    (euro)  78,932    (euro)  84,794
     US ..................................           161,687            64,130
     Italy ...............................            15,046            12,695
     Other ...............................             6,634             6,906
                                              --------------    --------------
     Total ...............................    (euro) 262,299    (euro) 168,525
                                              ==============    ==============


4. Business Acquisitions

Effective December 28, 1998, the Company acquired 100% of the outstanding shares of Vianet Internet Dienstleistungen AG ("Vianet") for a cash payment of Euro 3,835,000 and 300,000 shares of the common stock of the Company. The shares were to be issued to the selling shareholders of Vianet in increments of 60,000 shares over five years contingent on the continued employment of the individuals. In 1999 and 2000, 60,000 shares were released in accordance with the terms of the agreement. In addition, in 1999 75,000 shares were released in connection with the termination of one if the selling shareholders, who lost his right to the balance of the 150,000 due under the original agreement. The value of the remaining 90,000 shares will be added to the cost of acquiring Vianet when the shares are issued to the selling shareholders. The acquisition has been accounted for using the purchase method of accounting and as such the Company's financial statements reflect Vianet's results of operations from January 1, 1999. Goodwill recorded in connection with the acquisition of Vianet, amounting to Euro 3,282,000 is being amortized over 10 years.

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

Effective October 29, 1999 the Company acquired the remaining 34% of the outstanding shares of Eclipse, in which the Company already owned 66% of the outstanding shares, for a total consideration of Euro 2,209,000. Euro 361,000 of the purchase price was paid in cash with the remainder settled by depositing 136,402 shares of the common stock of the Company in a pooling trust from which the shares will be released to the sellers. Goodwill recorded in connection with the acquisition of the remaining shares in Eclipse, amounting to an additional Euro 1,901,000, is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding in 1997. Under the terms of the agreement the price was reviewed in light of the subsequent movement in the share price of Cybernet. As a consequence of this review, an additional 108,390 shares were issued to the selling shareholders in May 2000. An additional goodwill of Euro 1,118,000 was recorded in 2000, and is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding during 1997. Total goodwill recorded in connection with the acquisition of Eclipse was Euro 2,368,000.

Effective April 17, 2000, the Company acquired 100% of Cybernet S.a.g.l., an internet service provider located in Lugano Switzerland, for a maximum purchase price of SFr 500,000 (Euro 321,065) and 12,000 shares of common stock. The 12,000 shares of common stock will be released to the former owners only upon the achievement of certain revenue targets during the fiscal year 2001. The value of the 12,000 shares will be added to the cost of acquiring Cybernet S.a.g.l when the shares are issued to the selling shareholders. Of the purchase price SFr 400,000 (Euro 256,852) was paid in cash at September 30, 2000. The rest of the purchase price was paid in the beginning of 2001.The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Cybernet S.a.g.l's results from April 2000. Goodwill recorded in connection with the acquisition of Cybernet S.a.g.l, amounting to Euro 297,000, is being amortized over 10 years.

Extraordinary Items

During the first six months of 2001, the Company repurchased its 14% Senior Notes, due 2009, with face value of $9.6 Million (Euro 10.3 Million). Following this purchase the face value of the remaining outstanding 14% Senior Notes, due 2009, was $67.8 Million (approximately Euro 77.1 Million). The notes were purchased by the Company for an average of 30.2 % of face value.

The amount shown as an extraordinary item represents the difference between the amount paid for the Senior Notes and the carrying value on the balance sheet, net of associated costs.

During 2000 we have re-focused our activities towards our core business. As a consequence we cut or re-assessed certain projects and initiatives, such as Voice Telephony. We are negotiating with third parties and try to sell our carrier grade Voice telephony switches. The telecommunications industry is undergoing a difficult period. Therefore, our negotiations have been more difficult than expected. As a result, we recorded impairment losses of approximately Euro 2,556,000 which was recorded as "other expenses/losses" in the 2001 statement of loss. Equity Investment

Effective September 28, 2000 the Company acquired 25% of the outstanding shares of B&N Software AG for a total consideration of Euro 3,067,600. The Company has an option to buy an additional 7% of the outstanding shares for a price of Euro 858,970. Goodwill recorded in connection with the acquisition of B&N of Euro 2,200,000, is included in "Investments in equity-method investees" in the consolidated balance sheet, and the amortization of the goodwill is included in "Equity in losses of equity-method investees" in the consolidated statement of loss. Goodwill is being amortized over a period of five years.

On April 9, the Company agreed to buy an additional 1,836 shares of common stock of B&N Software AG for the price of Euro 409,034 paid in cash on April 11, 2001. As a consequence of this purchase, the Company's investment in B&N Software AG represents 26.5% of the equity of B&N Software AG. Additional goodwill of Euro 354,000 was recorded in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following table sets forth the items of the Consolidated Statements of Loss for the three month period ended June 30, 2000 and 2001, expressed as a percentage of total revenues:

                                                                         For three months           For six months
                                                                              ended                      ended
                                                                             June 30                    June 30
                                                                        -----------------         ------------------
                                                                         2000        2001          2000          2001
                                                                        -----       -----         -----        -----
Revenue
     Internet Data Center Services ..............................         8.7%       26.7%          8.1%        26.9%
     Connectivity ...............................................        76.7%       72.1%         79.7%        70.0%
     E-Business .................................................        14.6%        1.2%         12.2%         3.2%
Total revenues ..................................................       100.0%      100.0%        100.0%       100.0%
    Direct cost of services .....................................        63.9%       62.2%         64.0%        58.9%
Gross margin ....................................................        36.1%       37.8%         36.0%        41.1%
Other costs and expenses
    Network Operations ..........................................        18.7%       21.2%         22.9%        21.4%
    General and administrative expenses .........................        54.0%       31.9%         69.8%        33.1%
    Sales and Marketing expenses ................................        43.4%       28.5%         45.0%        27.8%
    Research and development ....................................         0.7%        1.6%          4.3%         1.9%
    Depreciation and amortization ...............................        51.9%       51.9%         55.4%        51.0%
                                                                        -----       -----         -----        -----
Total other costs and expenses ..................................       168.8%      135.2%        197.5%       135.3%
Operating loss ..................................................       132.7%       97.4%        161.5%        94.2%
Interest expense ................................................       106.9%       67.2%        115.0%        62.9%
Interest income .................................................        21.3%        5.1%         20.2%         5.5%
Realized foreign currency translation losses ....................         3.1%       44.6%         32.0%        54.0%
Loss before taxes and minority interest .........................       221.5%      229.9%        288.4%       218.5%
Income tax benefit ..............................................        36.8%       28.6%         38.8%        22.4%
Net loss before minority interest ...............................       184.7%      201.3%       249.5%%       196.1%
Minority interest ...............................................         0.0%        0.0%          0.0%         0.0%
Equity in losses of equity-method investees .....................         0.0%        0.4%          0.0%         0.4%
Net loss before extraordinary items .............................       184.7%      201.7%        249.5%       196.5%

Profit on early extinguishments of debt (net of tax) ............         0.0%        0.0%          0.0%        20.3%
Net loss ........................................................       184.7%      201.7%        249.5%       176.2%



Results of operations. Three months ended June 30, 2001 compared to the three months ended June 30, 2000

Revenues

Total revenues increased 6.4% from Euro 9,303,000 in the three months ended June 30, 2000 to Euro 9,901,000 in the second quarter of 2001, primarily as a result of increased Internet Data Center (IDC) Services revenues. E-Business revenues decreased 91.1% from Euro 1,362,000 in the second quarter of 2000 to Euro 121,000 for the same period in 2001. Internet Data Center Service revenues increased 228.0%from Euro 805,000 to Euro 2,640,000 and Connectivity revenues were flat at Euro 7,136,000 and Euro 7,140,000 in the second quarter of 2000 and 2001 respectively.

During the second quarter of 2001 Connectivity revenues represented 72.1% of total revenues, as compared with 76.7 % in the second quarter of 2000, IDC Services revenues represented 26.7% of total revenues in the second quarter of 2001, as compared with 8.7 % in the second quarter of 2000.

The increase in revenues from IDC Services is mainly a result of expansion of our customer base, which provides us with a stream of recurring revenues.

The decrease in E-Business revenues is mostly the result of our decision to sell more pre-packed solutions that require less ad-hoc installations, and to be more selective when taking on E-Business projects in order to apply scarce human resources to the projects most likely to generate long-term relationships and generate revenues from connectivity and data center based services. In addition, the economic environment is particularly difficult, and companies have been delaying projects and investments.

Direct Cost of Services

Direct cost of services increased 3.5 % from Euro 5,949,000 in the second quarter of 2000 to Euro 6,160,000 in the second quarter of 2001. Direct cost of services consists of 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Cybernet mainly utilizes leased lines for its backbone network, and to connect its network to its major customers' premises. This increase is largely due to non recurring charges related to our voice business.

Direct cost of services as a percentage of revenues decreased from 63.9 % in the second quarter of 2000 to 62.2 % in the second quarter of 2001.

Network Operations

Network operations costs increased 20.7% from Euro 1,742,000 in the second quarter of 2000 to Euro 2,103,000 in the second quarter of 2001. Network operations mainly consist of 1) the personnel costs of technical and operational staff and related overhead, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenues and 3) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues increased from 18.7% in the second quarter of 2000 to 21.2% in the second quarter of 2001. This increase mainly due to some adjustments made in the second quarter 2000. Network Operation cost is almost flat over the last three quarters. The increase compared with second quarter of 2000 is explained by the need to employ more qualified people to support our business.

We had 84 Network Operation personnel on June 30, 2001 compared to approximately 106 at June 30, 2000.

General and Administrative Expenses

General and administrative expenses decreased 37.1% from Euro 5,025,000 in the second quarter of 2000 to Euro 3,160,000 in the second quarter of 2001. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent, and external legal and accounting advisory costs. As a percentage of revenues, general and administrative expenses decreased from 54.0% in the second quarter of 2000 to 31.9% in the second quarter of 2001. The reduction reflects synergies achieved, integrating subsidiaries and cost control measures instituted during the last 12 months.

We had 48 General and Administrative personnel on June 30, 2001 compared to approximately 87 at June 30, 2000.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 30.1% from Euro 4,038,000 in the second quarter of 2000 to Euro 2,824,000 in the second quarter of 2001. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures.

As a percentage of revenues, our sales and marketing expenses decreased from 43.4% in the second quarter of 2000 to 28.5% in the second quarter of 2001.

We had 131 Sales and Marketing personnel on June 30, 2001, compared to approximately 120 on June 30, 2000.

Research and Development

Research and development expenses increased 132.8% from Euro 67,000 in the second quarter of 2000 to Euro 156,000 in the second quarter of 2001. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items.

The increase is mainly due to an increased use of partners and suppliers to develop and put in place of new solutions, like the recent agreement we signed with Oracle As a percentage of revenues, research and development increased from 0.7% in the second quarter of 2000 to 1.6% in the second quarter of 2001.

We had 1 Research and Development personnel on June 30, 2001, compared to approximately 24 on June 30, 2000.

Depreciation and Amortization

Depreciation and amortization expenses increased 6.5% from Euro 4,828,000 in the second quarter of 2000 to Euro 5,140,000 in the second quarter of 2001. This increase reflects 1) increased depreciation of property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and 2) additional investments in our own network infrastructure and supporting systems and 3) increased amortization of goodwill related to our acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the assets of those companies. Goodwill is amortized over 5 - 10 years.

Interest Income and Expense

Interest expense decreased 33.1% from Euro 9,949,000 in the second quarter of 2000 to Euro 6,657,000 in the second quarter of 2001 as a result of our repurchasing a majority of our 14% Senior Notes due in 2009.

Interest income decreased 74.7% from Euro 1,982,000 in the second quarter of 2000 to Euro 501,000 in the second quarter of 2001 as a result of the utilization of the proceeds from the issuance of debt securities.

In the second quarter of 2001, we incurred net foreign exchange losses of Euro 4,415,000 compared with Euro 292,000 in the second quarter of 2000, because much of our borrowings are denominated in US dollars but our principal operating currency is the Euro. We will continue to record such losses while the US dollar strengthens against the Euro.

Income Taxes

We recorded income tax benefits of Euro 2,835,000 in the second quarter of 2001 compared with Euro 3,423,000 in the second quarter of 2000 arising principally from operating losses. Although we have additional operating losses, a valuation allowance has been established to reflect the estimated amount of the tax benefit that may not be realized. The majority of the operating losses are associated with operations subject to taxation under the German tax code. We have recorded valuation allowances on all tax assets arising from operating losses generated outside of Germany since we can not make the determination that the eventual realization of these assets is more likely than not. Under the current German tax code, net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

Impairment of Long-Lived Assets

During 2000 we have re-focused our activities towards our core business. As a consequence we cut or re-assessed certain projects and initiatives, such as Voice Telephony. As a result, we recorded impairment losses of approximately Euro 2,556,000 which was recorded as "other expenses/losses" in the 2001 statement of loss.

Results of operations - six months ended June 30, 2001 compared to the six months ended June 30, 2000

Revenues

Total revenues increased 20.1% from Euro 16,466,000 in the six months to June 30, 2000 to Euro 19,781,000 in the first six months of 2001, primarily as a result of an increase of Internet Data Center Services revenues of 295.6%, from Euro 1,340,000 in the first six months of 2000 to Euro 5,301,000 for the same period in 2001. E-Business revenues decreased 68.9% from Euro 2,007,000 in the first six months of 2000 to Euro 625,000 for the same period in 2001. Connectivity revenues increased 5.6% from Euro 13,119,000 to Euro 13,855,000. For the first six months of 2001 Internet Data Center Services revenues represented 26.8% of total revenues, as compared with 8.1% in 2000. Connectivity revenues represented 70.0% of total revenues in the first six months of 2001, as compared with 79.7% in 2000.

We continue to stay focused on building recurring revenues from all areas of business and building relations with customers to provide them with best reliable and quality services, from our Internet Data Centers.

We derived Euro 12,802,000 or 64.7% of total revenues from our operations in Germany, during the six months ended June 30, 2001, compared with Euro 8,564,000 or 52.0% in the first six months of 2000. Euro 3,534,000 or 17.9% of total revenues was derived from our operations in Italy during the six months ended June 30, 2001, compared with Euro 4,508,000 or 27.4% in the first six months of 2000. We derived Euro 1,966,000 or 9.9% of total revenues from our operations in Austria during the six months ended June 30, 2001, compared with Euro 1,770,000 or 10.7% in the first six months of 2000. We derived Euro 1,479,000 or 7.4% of total revenues from our operations in Switzerland during the six months ended June 30, 2001, compared with Euro 1,624,000 or 9.9% in the first six months of 2000.

Direct Cost of Services

Direct cost of services increased 10.5 % from Euro 10,546,000 in the first six months of 2000 to Euro 11,653,000 in the first six months of 2001. Direct cost of services consists of 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Cybernet mainly utilizes leased lines for its backbone network, and to connect its network to its major customers' premises. Direct cost of services as a percentage of revenues decreased from
64.0 % in the first six months of 2000 to 58.9 % in the first six months of 2001. This is explained by synergies achieved during last 12 months, integrating and optimizing resources.

Network Operations

Network operations costs increased 12.0% from Euro 3,779,000 in the first six months of 2000 to Euro 4,230,000 in the first six months of 2001. Network operations mainly consist of 1) the personnel costs of technical and operational staff and related overhead, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenues and 3) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues fell from 22.9% in the first six months of 2000 to 21.4 % in the first six months of 2001.

General and Administrative Expenses

General and administrative expenses decreased 43.1% from Euro 11,488,000 in the first six months of 2000 to Euro 6,541,000 in the first six months of 2001. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent, and external legal and accounting advisory costs. As a percentage of revenues, general and administrative expenses decreased from 69.8% in the first six months of 2000 to 33.1% in the first six months of 2001. The reduction reflects synergies obtained integrating subsidiaries and cost control measures instituted during the last 12 months.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 25.7% from Euro 7,417,000 in the first six months of 2000 to Euro 5,509,000 in the first six months of 2001. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures.

As a percentage of revenues, our sales and marketing expenses decreased from 45.0% in the first six months of 2000 to 27.8 % in the first six months of 2001.

Research and Development

Research and development expenses decreased of 45.2% from Euro 710,000 in the first six months of 2000 to Euro 384,000 in the first six months of 2001. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. The decrease is mainly due to the availability of more products from partners and suppliers, minimizing the need for in-house development. As a percentage of revenues, research and development decreased from 4.3% in the first six months of 2000 to 1.9% in the first six months of 2001.

Depreciation and Amortization

Depreciation and amortization expenses increased 10.7% from Euro 9,120,000 in the first six months of 2000 to Euro 10,096,000 in the first six months of 2001. This increase reflects 1) increased depreciation of property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and 2) additional investments in our own network infrastructure and supporting systems and 3) increased amortization of goodwill related to our acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the assets of those companies. Goodwill is amortized over 5 - 10 years.

Interest Income and Expense

Interest expense decreased 34.4% from Euro 18,940,000 in the first six months of 2000 to Euro 12,433,000 in the first six months of 2001. Interest expenses decreased as a result of our repurchasing a majority of our 14% Senior Notes due in 2009.

Interest income decreased 67.6% from Euro 3,327,000 in the first six months of 2000 to Euro 1,079,000 in the first six months of 2001 as a result of the utilization of the proceeds from the issuance of debt securities.

In the first six months of 2001, we incurred net foreign exchange losses of Euro 10,675,000 compared with Euro 5,275,000 in the first six months of 2000, because much of our borrowings are denominated in US dollars but our principal operating currency is the Euro. We will continue to record such losses while the US dollar strengthens against the Euro.

Income Taxes

We recorded income tax benefits of Euro 4,425,000 in the first six months of 2001 compared with Euro 6,394,000 in the first six months of 2000 arising principally from operating losses. Although we have additional operating losses, a valuation allowance has been established to reflect the estimated amount of the tax benefit that may not be realized. The majority of the operating losses are associated with operations subject to taxation under the German tax code. We have recorded valuation allowances on all tax assets arising from operating losses generated outside of Germany since we can not make the determination that the eventual realization of these assets is more likely than not. Under the current German tax code, net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

Impairment of Long-Lived Assets

During 2000 we have re-focused our activities towards our core business. As a consequence we cut or re-assessed certain projects and initiatives, such as Voice Telephony. As a result, we recorded impairment losses of approximately Euro 2,556,000 which was recorded as "other expenses/losses" in the 2001 statement of loss.

Extraordinary Items

During the first six months of 2001, the Company repurchased its 14% Senior Notes, due 2009, with face value of $9.6 Million (Euro 10.3 Million). Following these purchases the face value of the remaining outstanding 14% Senior Notes, due 2009, was $67.8 Million (approximately Euro 77.1 Million). The notes were purchased by the Company for an average of 30.2 % of face value.

The amount shown as an extraordinary item represents the difference between the amount paid for the Senior Notes and the carrying value on the balance sheet, net of associated costs.

Liquidity and Capital Resources

Cash Flow

Operating activities used cash of Euro 11,905,000 in the first six months of 2001 compared to Euro 34,996,000 for the comparable period in 2000. This is principally the result of lower losses and decreased expenditure in all areas of the Company.

For the first six months of 2001 investing activities generated cash of Euro 11,790,000 compared to Euro 17,745,000 for the comparable period in 2000. This increase in cash generated from investing activities represents the net proceeds from the sale of short-term investments, partially offset by the cash outflows for the purchases of property and equipment. Expenditures for property and equipment consisted principally of the fit-out of POP's and data facilities, the purchases of computer hardware and software and other expenditures related to the maintenance of our Internet backbone and equipment.

For the first six months of 2001, net cash used by financing activities was Euro 3,708,000 compared to the provision of Euro 277,000 in the same period in 2000. The cash was used in the first six months of 2001 to repurchase part of the outstanding Senior Notes as detailed under extraordinary items above.

Working Capital

On June 30, 2001 our working capital, defined as the excess of our current assets over our current liabilities, was Euro 22,955,000 as compared Euro 36,067,000 at December 31, 2000.

Our net accounts receivable as of June 30, 2001, was Euro 12,102,000 compared to Euro 12,939,000 as at December 31, 2000. We have taken steps to improve the timely collection of receivables and we are confident that the situation will improve.

Cash and cash equivalents amounted to Euro 4,864,000 at June 30, 2001 compared to Euro 8,763,000 at December 31, 2000.

We had various short-term investments denominated in Euro totaling Euro 9,976,000 at June 30, 2001. In addition, at June 30, 2001 we had approximately Euro 16,462,000 of Restricted investments held in escrow, to meet the next three semi-annual interest payments on our 14% Senior Notes. This amount is invested in US treasury securities.

Credit Arrangements

As of June 30, 2001 we had short-term unsecured overdraft facilities under which we and our subsidiaries could borrow up to Euro 913,000. These facilities are denominated in Italian Lire (in the amount of Euro 841,000) and Austrian Schilling (in the amount of Euro 72,000). The interest rates fluctuate based upon current lending rates. The weighted average borrowing rate on these facilities was 8.75% as June 2001. In addition, certain of our banks provide overdraft protection exceeding the limits specified in these agreements. As of June 30, 2001, we and our subsidiaries had used Euro 366,037 of these facilities. In addition, at June 30, 2001 we had long-term capitalized lease obligations of Euro 838,000.

Capital Expenditures

For the six months ended June 30, 2001, capital expenditures totaled approximately Euro 6,455,000. We funded these capital expenditures primarily from net cash provided by financing activities. Our investments in the first six months of 2001 included: (i) investments in our backbone infrastructure and equipment (ii) investments in data facilities and data center premises and (iii) investments in other equipment.

We believe that our cash and cash equivalents will provide adequate liquidity to fund our normal operating activities over the next six to nine months. We base this upon our estimates of revenues and expenses during that period and the cash and cash equivalents which we now have available. If our estimates of revenues or expenses do not prove to be accurate we would not have sufficient liquidity to fund our normal operating activities for this full period. We are also attempting to identify alternative financing sources and to negotiate changes to our current debt structure. There is no assurance that we will be successful in securing alternative financing or restructuring our current debt.

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

                                  CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                                  BY:   /s/ Andreas Eder
                                        ------------------------
                                        Andreas Eder
                                        Chairman of the Board, President, and
                                        Chief Executive Officer

                                  Dated: August 13, 2001


                                  BY:   /s/ Paolo Di Fraia
                                        ------------------------
                                        Paolo Di Fraia
                                        Chief Financial Officer and Treasurer

                                  Dated: August 13, 2001