Form 10-Q
period 2001-09-30
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2001-11-15
CIK 1070658

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

      Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practical date: 26,535,627 as of November 8, 2001.

                               TABLE OF CONTENTS

                                                                         PAGE

PART I  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS                                          3
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL AND RESULTS OF OPERATIONS                   11
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                     18
                     ABOUT MARKET RISK
PART II  OTHER INFORMATION                                                 19
     ITEM 1.  LEGAL PROCEEDINGS                                            19
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    19
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              19
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                  19
                    HOLDERS
     ITEM 5.  OTHER INFORMATION                                            19
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             19
SIGNATURES                                                                 19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,      September 30,
                                                                                       ------------      -------------
                                                                                          2000               2001
                                                                                       ------------      -------------
                                                                                         (in thousands - unaudited)
ASSETS
   Cash and cash equivalents - Including restricted amounts, held by Banks as compensating balances of  Euro 2,791,587 and Euro 2,436,704 at
    December 31, 2000 and September 30, 2001, respectively...................    (EURO)    8,763        (EURO)   5,916
   Short-term investments....................................................             23,040                 3,262
   Accounts receivable net...................................................             12,939                12,029
   Related party receivables.................................................                356                   356
   Other receivables.........................................................              4,885                 3,404
   Restricted investments....................................................             11,509                10,137
   Prepaid expenses and other assets.........................................              5,059                 2,025
                                                                                 -------------------------------------
   Total current assets......................................................             66,551                37,129
   Property and equipment, net...............................................             42,585                42,483
   Product development costs, net............................................              2,465                   935
   Goodwill, net.............................................................             26,054                23,025
   Investments in equity-method investees....................................              2,899                 2,810
   Deferred income taxes.....................................................             27,657                33,965
   Restricted investments....................................................             10,608                     -
   Other assets..............................................................             17,002                12,023
                                                                                 -------------------------------------

TOTAL ASSETS.................................................................    (EURO)  195,821        (EURO) 152,370
                                                                                 ===============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
     Overdrafts and short-term borrowings....................................    (EURO)      567        (EURO)     265
     Trade accounts payable..................................................             11,429                10,918
     Other accrued liabilities...............................................             12,893                 8,436
     Deferred purchase obligation............................................              2,078                     -
     Current portion long-term debt and capital lease obligations............              1,187                 1,593
     Accrued personnel costs.................................................              2,330                 1,807
                                                                                 -------------------------------------
          Total current liabilities..........................................             30,484                23,019

     Long-term debt, net of current portion..................................            150,693               156,828
     Capital lease obligations, net of current portion.......................              1,441                   274
SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock $.001 par value, 50,000,000 shares authorized, 25,845,663
   shares issued and outstanding at December 31, 2000 and September 30, 2001.                 24                    24
  Preferred stock $.001 par value, 50,000,000 shares authorized, 600,000
   issued and outstanding at December 31, 2000 and September 30, 2001........                  1                     1
     Additional paid-in capital..............................................            127,718               127,719
     Accumulated deficit.....................................................           (114,833)             (156,110)
     Accumulated other comprehensive income..................................                293                   615
                                                                                 -------------------------------------
     Total shareholders' equity (deficit)....................................             13,203               (27,751)
                                                                                 -------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT).........................    (EURO) 195,821         (EURO) 152,370
                                                                                 ==============         ==============

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three months ended              Nine months ended
                                                             ----------------------         -------------------------
                                                                   September 30                  September 30
                                                             ----------------------         -------------------------
                                                               2000          2001             2000              2001
                                                             -------        -------         -------           -------
                                                                 (in thousands, except per share data - unaudited)
Revenue
     Internet data centre services.....................   (EURO) 1,241  (EURO) 2,294   (EURO)  2,582     (EURO)  7,595
     Connectivity......................................          7,162         7,317          20,279            21,173
     E-Business........................................          1,143           268           3,151               893
                                                          ------------  ------------   -------------------------------
Total revenues.........................................          9,546         9,879          26,012            29,661
Direct cost of services................................          6,528         5,601          17,074            17,255
                                                          ------------  ------------   -------------------------------

Gross margin...........................................          3,018         4,278           8,938            12,406

Other costs and expenses
    Network operations.................................          2,201         1,695           5,980             5,925
    General and administrative expenses................          3,770         3,149          15,258             9,690
    Sales and marketing expenses.......................          2,358         2,692           9,776             8,201
    Research and development...........................            564           344           1,273               728
    Depreciation and amortization......................          4,398         6,384          13,517            16,255
                                                          ------------  ------------   -------------------------------
Total other costs and expenses.........................         13,291        14,264          45,804            40,799
                                                          ------------------------------------------------------------
Operating loss.........................................        (10,273)       (9,986)        (36,866)          (28,393)
Interest expense.......................................         (8,562)       (6,668)        (27,502)          (19,101)
Interest income........................................          1,327           272           4,653             1,351
Other losses...........................................              -             -               -            (2,556)
Foreign currency gains (losses)........................         (3,883)        8,158          (9,158)           (2,516)
                                                          ------------  ------------   -------------------------------
Loss before taxes and minority interest................        (21,391)       (8,224)        (68,873)          (51,215)
Income tax benefit.....................................          3,814         1,881          10,207             6,306
                                                          ------------  ------------   -------------------------------
Net loss before minority interest......................        (17,577)       (6,323)        (58,666)          (44,909)
Equity in losses of equity-method investees                          -          (671)              -              (975)
                                                          ------------------------------------------------------------
Extraordinary items:
    Profit on early extinguishment of debt (net of tax)  (EURO) 12,743  (EURO)   592  (EURO)  12,743    (EURO)   4,607
                                                         -------------  ------------  --------------------------------
Net loss...............................................  (EURO) (4,834) (EURO)(6,422) (EURO) (45,923)   (EURO) (41,277)
                                                         =============  ============  ==============    ==============
Loss per share
    Basic and diluted..................................  (EURO)  (0.76) (EURO) (0.27) (EURO)   (2.53)   (EURO)   (1.78)
    Loss per share before extraordinary items..........
    Gain per share for extraordinary items.............           0.55          0.02            0.55              0.18
                                                         -------------  ------------  --------------------------------
    Net loss per share.................................  (EURO)  (0.21) (EURO) (0.25) (EURO)   (1.98)   (EURO)   (1.60)
                                                         =============   ===========  ==============    ==============
Number of shares used to compute earnings per share             23,236        25,846          23,156            25,846
                                                         =============   ===========  ==============    ==============

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          For nine months ended
                                                                                   -------------------------------------
                                                                                              September  30,
                                                                                   -------------------------------------
                                                                                         2000                  2001
                                                                                   --------------        ---------------
Cash Flows from Operating Activities:                                                (in thousands - unaudited)
Net loss....................................................................       (EURO) (45,923)       (EURO) (41,277)

Adjustments to reconcile net loss to net cash used by operations:
    Deferred taxes..........................................................              (10,212)               (6,306)
    Depreciation and amortization...........................................               13,517                16,732
    Equity in losses of equity-method investees.............................                    -                   498
    Provision for losses on accounts receivable.............................                 (235)                1,002
    Loss on sale of short-term investment...................................                    -                   266
    Amortization of bond discount...........................................                4,215                 2,044
    Accreted interest expense on long term debt.............................                7,601                 8,697
    Profit on early extinguishment of debt..................................              (12,743)               (4,608)
    Write off inventory/assets held for disposal............................                    -                 2,556
    Unrealized foreign currency transaction losses..........................                9,158                 4,247
Changes in operating assets and liabilities:
    Trade accounts receivable...............................................               (1,686)                  (92)
    Other receivables.......................................................               (1,259)                1,481
    Other assets............................................................                   39                   330
    Prepaid expenses and other current assets...............................                1,097                   478
    Trade accounts payable..................................................               (7,382)                 (511)
    Other accrued expenses and liabilities..................................               (6,636)               (4,446)
    Accrued personnel costs.................................................                 (842)                 (523)
                                                                                  ---------------      ----------------
     Net cash used in operating activities..................................              (51,291)              (19,432)
Cash Flows from Investing Activities:
Purchase of short term investments..........................................              (35,740)                    -
Proceeds from sale of short term investments................................               79,838                21,238
Proceeds from sale of restricted investments................................                    -                10,194
Product development costs...................................................                 (162)                    -
Purchase of property and equipment..........................................              (25,014)               (8,408)
Acquisition of businesses, net of cash acquired.............................               (1,857)                    -
Payment of deferred purchase obligations....................................                    -                (2,034)
Acquisition of equity investments...........................................                    -                  (409)
                                                                                  ---------------      ----------------
     Net cash provided by investing activities..............................               17,065                20,581
Cash Flows from Financing Activities:
Proceeds from borrowings....................................................                  798                     -
Payments under capital lease obligations....................................                    -                  (397)
Repayment of borrowings.....................................................              (27,106)               (3,626)
                                                                                                       ----------------
     Net cash used in provided by financing activities......................              (26,308)               (4,023)
Impact of foreign exchange rate changes.....................................                5,778                    27
                                                                                  ---------------      ----------------
Net decrease in cash and cash equivalents...................................              (54,756)               (2,847)
Cash and cash equivalents at beginning of period............................               72,819                 8,763
                                                                                  ---------------      ----------------
Cash and cash equivalents at end of period..................................      (EURO)   18,123      (EURO)     5,916
                                                                                  ===============      ================

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. Description of Business and Basis of Presentation

Cybernet Internet Services International, Inc. ("Cybernet Inc" or the "Company") (formerly known as New Century Technologies Corporation) was incorporated under the laws of the State of Utah on September 27, 1983. Cybernet Inc changed its state of incorporation to Delaware in November 1998. Effective September 16, 1997 the Company acquired Cybernet Internet Dienstleistungen AG ("Cybernet AG"), a German stock corporation which offers a variety of Internet related telecommunication and systems integration services to corporate customers. Cybernet AG was founded in December 1995, and commenced significant operations in 1996.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accepted accounting principles generally accepted in the United States ("US GAAP") and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results to be expected for the year ended December 31, 2001. The consolidated balance sheet at December 31, 2000 has been verified from the audited consolidated financial statements at the date but does not include all of the information required by US GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

During the quarter ended September 30, 2000, management revised the layout of the condensed consolidated statements of loss to be more comparable with peer group companies, and in management's belief, to make the financial statement more usable to readers. Prior period statements have been reclassified to conform with the current presentation. The principle revision relates to the statement of operations where direct cost of service has replaced cost of revenues. Direct cost of service consists of : 1) telecommunication expenses which mainly represent the cost of transporting Internet traffic from our customers location through a local telecommunications carrier to one of our access nodes, transit and peering points, and the cost of leasing lines to interconnect our backbone nodes; and, 2) the cost of hardware and software sold. Depreciation and amortization is no longer allocated to direct cost of service. Cybernet Inc. mainly utilizes leased lines for its network backbone and for connecting its network to its major customers premises.

In addition, during the quarter ended June 30, 2001, management further revised the layout of revenues dividing it into three categories: Internet Data Centers services, Connectivity and E-business. Connectivity revenues represent revenues related to internet access services. Internet Data Centers (IDC) Services representing revenue related to all services, basic and value added, that we provide to our customers via our Internet Data Centers. The category E-Business was previously named Internet Projects and consists of revenues from specific projects that we develop on behalf of our customers. This presentation reflects the way that management follows and tracks the evolution of the Company's business strategy.



Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and therefore the adoption of SFAS No. 133 and related amendments in fiscal year 2001 is not expected to have a material impact on its financial reporting.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in a decrease in net loss of approximately (EURO) 6,545,000 (or (EURO) 0.25 per share) per year. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                September 30,                  September 30,
                                                        ------------------------------  -----------------------------
                                                              three month ended              nine months ended
                                                         ----------------------------   -----------------------------
                                                             2000            2001          2000            2001
                                                         ------------   -------------  -------------   --------------
                                                                    (in thousands, except per share data)
Numerator:
   Net loss-numerator for basic and diluted loss per    (EURO) (4,834)  (EURO) (6,422) (EURO) (45,923) (EURO) (41,277)
    share
Denominator:
   Denominator for basic and diluted loss per share -
   Weighted-average shares outstanding                         23,236          25,846          23,156          25,846
Basic and diluted loss per share                        (EURO)  (0.21)  (EURO)  (0.25) (EURO)   (1.98) (EURO)   (1.60)

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


                                          Three months ended                  Nine months ended
                                     ----------------------------     --------------------------------
                                            September 30                       September 30
                                     ----------------------------     --------------------------------
                                          2000            2001              2000              2001
                                     -------------   ------------     ---------------    -------------
                                             (in thousands)                     (in thousands)
                                     ----------------------------     ---------------------------------
Revenues:
   Germany.......................... (EURO)  5,848   (EURO)  6,461    (EURO)   14,412    (EURO)   19,263
   US...............................             -               -                  -                  -
   Italy............................         1,705           1,557              6,213              5,091
   Other............................         1,993           1,862              5,387              5,307
                                     -------------   -------------    ---------------    ---------------
   Total............................ (EURO)  9,546   (EURO)  9,880    (EURO)   26,012    (EURO)   29,661
                                     =============   =============    ===============    ===============
Depreciation and Amortization:
     Germany........................ (EURO)  1,750   (EURO)  2,553    (EURO)    4,818    (EURO)    7,278
     US.............................         1,859           3,427              6,551              6,435
     Italy..........................           359             314              1,024                853
     Other..........................           429             714              1,124              1,689
                                     -------------   -------------    ---------------    ---------------
     Total.......................... (EURO)  4,397   (EURO)  7,008    (EURO)   13,517    (EURO)   16,255
                                     =============   =============    ===============    ===============
Interest Expense:
     Germany........................ (EURO)     69   (EURO)     16    (EURO)      154    (EURO)       78
     US.............................         8,371           6,587             27,066             18,874
     Italy..........................           120              63                277                146
     Other..........................             2               1                  5                  3
                                     -------------   -------------    ---------------    ---------------
     Total.......................... (EURO)  8,562   (EURO)  6,667    (EURO)   27,502    (EURO)   19,101
                                     =============   =============    ===============    ===============
Interest Income:
     Germany........................ (EURO)     72   (EURO)      4    (EURO)      127    (EURO)       82
     US.............................         1,250             265              4,510              1,263
     Italy..........................             3               3                 12                  4
     Other..........................             1               -                  4                  2
                                     -------------   -------------    ---------------    ---------------
     Total.......................... (EURO)  1,326   (EURO)    272    (EURO)    4,653    (EURO)    1,351
                                     =============   =============    ===============    ===============
Loss before Taxes:
     Germany........................ (EURO) (4,470)   (EURO)(3,844)   (EURO)  (12,324)   (EURO)  (15,801)
     US.............................       (14,086)         (1,863)           (46,396)           (28,410)
     Italy..........................        (1,407)         (1,075)            (5,008)            (3,410)
     Other..........................        (1,428)         (1,442)            (5,145)            (3,594)
                                     -------------    ------------    ---------------    ---------------
     Total.......................... (EURO)(21,391)   (EURO)(8,224)   (EURO)  (68,873)   (EURO)  (51,215)
                                     =============    ============    ===============    ===============
Income tax benefit:
     Germany........................ (EURO)  3,813    (EURO) 1,883    (EURO)   10,207    (EURO)    6,306
     US.............................             -               -                  -                  -
     Italy..........................             -               -                  -                  -
     Other..........................             -               -                  -                  -
                                     -------------    ------------    ---------------    ---------------
     Total.......................... (EURO)  3,813    (EURO) 1,883    (EURO)   10,207    (EURO)    6,306
                                     =============    ============    ===============    ===============
Total Assets:
     Germany........................                                  (EURO)   89,841    (EURO)   86,429
     US.............................                                          112,237             47,403
     Italy..........................                                           13,825             12,678
     Other..........................                                            8,322              5,860
                                                                      ---------------    ---------------
     Total..........................                                  (EURO)  224,225    (EURO)  152,370
                                                                      ===============    ===============

                                       8

4.  Business Acquisitions

Effective December 28, 1998, the Company acquired 100% of the outstanding shares of Vianet Internet Dienstleistungen AG ("Vianet") for a cash payment of Euro 3,835,000 and 300,000 shares of the common stock of the Company. The shares were to be issued to the selling shareholders of Vianet in increments of 60,000 shares over five years contingent on the continued employment of the individuals. In 1999 and 2000, 60,000 shares were released in accordance with the terms of the agreement. In addition, in 1999, 75,000 shares were released in connection with the termination of one of the selling shareholders, who lost his right to the balance of the 150,000 shares due under the original agreement. The value of the remaining 90,000 shares will be added to the cost of acquiring Vianet when the shares are issued to the selling shareholders. The acquisition has been accounted for using the purchase method of accounting and as such the Company's financial statements reflect Vianet's results of operations from January 1, 1999. Goodwill recorded in connection with the acquisition of Vianet, amounting to Euro 3,282,000 is being amortized over 10 years.

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

Effective October 29, 1999, the Company acquired the remaining 34% of the outstanding shares of Eclipse, an entity in which the Company already owned 66% of the outstanding shares, for a total consideration of Euro 2,209,000. Euro 361,000 of the purchase price was paid in cash with the remainder settled by depositing 136,402 shares of the common stock of the Company in a pooling trust from which the shares will be released to the sellers. Goodwill recorded in connection with the acquisition of the remaining shares in Eclipse, amounting to an additional Euro 1,901,000, is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding in 1997. Under the terms of the agreement the price was reviewed in light of the subsequent movement in the share price of Cybernet. As a consequence of this review, an additional 108,390 shares were issued to the selling shareholders in May 2000. An additional goodwill of Euro 1,118,000 was recorded in 2000, and is being amortized over the remaining life of the goodwill associated with the acquisition of the majority shareholding during 1997. Total goodwill recorded in connection with the acquisition of Eclipse was Euro 2,368,000.

Effective April 17, 2000, the Company acquired 100% of Cybernet S.a.g.l., an internet service provider located in Lugano, Switzerland, for a maximum purchase price of SFr 500,000 (Euro 321,065) and 12,000 shares of common stock. The 12,000 shares of common stock will be released to the former owners only upon the achievement of certain revenue targets during the fiscal year 2001. The value of the 12,000 shares will be added to the cost of acquiring Cybernet S.a.g.l when the shares are issued to the selling shareholders. Of the purchase price SFr 400,000 (Euro 256,852) was paid in cash at September 30, 2000. The rest of the purchase price was paid in the beginning of 2001.The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Cybernet S.a.g.l's results from April 2000. Goodwill recorded in connection with the acquisition of Cybernet S.a.g.l, amounting to Euro 297,000, is being amortized over 10 years.


5.   Extraordinary Items

During the first nine months of 2001, the Company repurchased its 14% Senior Notes, due 2009, with face value of $10,600,000 (Euro 11,700,000). Following this purchase the face value of the remaining outstanding 14% Senior Notes, due 2009, was $66,800,000 (approximately Euro 73,400,000). The notes were purchased by the Company for an average of 26.4% of face value.

The amount shown as an extraordinary item represents the difference between the amount paid for the Senior Notes and the carrying value on the balance sheet, net of associated costs.

In 2000, the Company refocused its activities towards its core business.
As a consequence, the Company reassessed certain projects and initiatives, such as Voice Telephony. The company is currently negotiating with third parties and seeking opportunities to sell its carrier grade Voice telephony switches. The telecommunications industry is experiencing a difficult period. Therefore the Company's negotiations have been more difficult than expected. As a result, the company recorded impairment losses of approximately Euro 2,556,000 which was recorded as "other expenses/losses" in the 2001 statement of operations.

6.   Equity Investment

Effective September 28, 2000, the Company acquired 25% of the outstanding shares of B&N Software AG for a total consideration of Euro 3,067,600. The Company has an option to buy an additional 7% of the outstanding shares for a price of Euro 858,970. Goodwill recorded in connection with the acquisition of B&N of Euro 2,200,000, is included in "Investments in equity-method investees" in the consolidated balance sheet, and the amortization of the goodwill is included in "Equity in losses of equity-method investees" in the consolidated statement of operation. Goodwill is being amortized over a period of five years. On April 11, 2001, the Company purchased an additional 1,836 shares of common stock of B&N Software AG for the price of Euro 409,034. As a consequence of this purchase, the Company's investment in B&N Software AG represents 26.5% of the equity of B&N Software AG. Additional goodwill of Euro 354,000 was recorded in 2001.

7. The following table set forth the components of comprehensive income (loss) (in thousands):


                                                                      Three months ended September 30
                                                                         2000                  2001
                                                                 ------------------     -----------------

Net loss                                                          (EURO)     (4.834)    (EURO)     (6.422)
Net unrealized gains (losses) on short-term investments                         654                   160
Unrealized gains (losses) on foreign currency translation
 adjustments, net of tax                                                        241                   (31)
                                                                  -----------------     -----------------
Comprehensive income (loss)                                       (EURO)     (3.939)    (EURO)     (6.293)
                                                                  =================     =================


                                                                       Nine months ended September 30
                                                                         2000                  2001
                                                                  ------------------    -----------------


Net loss                                                          (EURO)    (45.923)    (EURO)    (41.277)
Net unrealized gains (losses) on short-term investments                         408                   297
Unrealized gains (losses) on foreign currency translation
 adjustments, net of tax                                                       (268)                   25
                                                                  -----------------     -----------------
Comprehensive income (loss)                                       (EURO)    (45.783)    (EURO)    (40.955)
                                                                  =================     =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THE REPORT OF OUR INDEPENDENT ACCOUNTANTS, ERNST & YOUNG, ON OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000, WHICH IS CONTAINED IN OUR FORM 10-K FOR THAT YEAR, INCLUDES AN EXPLANATORY PARAGRAPH WHICH STATES THAT WE HAVE INCURRED RECURRING OPERATING LOSSES AND USED SIGNIFICANT AMOUNTS OF CASH TO OPERATE THE COMPANY AND THAT THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. MANAGEMENT'S PLANS IN REGARD TO THESE MATTERS ARE DESCRIBED IN NOTE 21 TO THOSE CONSOLIDATED FINANCIAL STATEMENTS. THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q DO NOT INCLUDE ANY ADJUSTMENTS TO REFLECT THE POSSIBLE FUTURE EFFECTS ON THE RECOVERABILITY AND CLASSIFICATION OF ASSETS OR THE AMOUNTS AND CLASSIFICATION OF LIABILITIES THAT MAY RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

INVESTORS IN THE COMPANY SHOULD REVIEW CAREFULLY THE REPORT OF ERNST & YOUNG. THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Overview

The following table sets forth the items of the Consolidated Statements of operations for the three and nine month periods ended September 30, 2000 and 2001, expressed as a percentage of total revenues:

                                                                   For three months ended          For nine months ended
                                                                ----------------------------  --------------------------------
                                                                        September 30                    September 30
                                                                ----------------------------  --------------------------------
                                                                       2000         2001           2000              2001
                                                                -------------  -------------  --------------   ---------------
Revenue
     Internet Data Center Services............................         13.0 %         23.2 %            9.9 %           25.6 %
     Connectivity.............................................         75.0 %         74.1 %           78.0 %           71.4 %
     E-Business...............................................         12.0 %          2.7 %           12.1 %            3.0 %
                                                                     ------         ------           ------           ------
Total revenues................................................        100.0 %        100.0 %          100.0 %          100.0 %
    Direct cost of services...................................         68.4 %         56.7 %           65.6 %           58.2 %
                                                                     ------         ------           ------           ------
Gross margin..................................................         31.6 %         43.3 %           34.4 %           41.8 %
Other costs and expenses
    Network Operations........................................         23.0 %         17.2 %           23.0 %           20.0 %
    General and administrative expenses.......................         39.5 %         31.9 %           58.6 %           32.7 %
    Sales and Marketing expenses..............................         24.7 %         27.2 %           37.6 %           27.6 %
    Research and development..................................          5.9 %          3.5 %            4.9 %            2.5 %
    Depreciation and amortization.............................         46.1 %         69.6 %           52.0 %           54.8 %
                                                                     ------         ------           ------           ------
Total other costs and expenses................................        139.2 %        144.4 %          176.1 %          132.6 %
                                                                     ------         ------           ------           ------
Operating loss................................................       (107.6)%       (101.1)%         (141.7)%          (95.4)%
Interest expense..............................................        (89.7)%        (67.5)%         (105.7)%          (64.4)%
Interest income...............................................         13.9 %          2.8 %           17.9 %            4.6 %
Foreign currency gains (losses)...............................        (40.7)%         82.6 %          (35.2)%           (8.5)%
Other losses..................................................          0.0 %          0.0 %            0.0 %            8.6 %
                                                                     ------         ------           ------           ------
Loss before taxes and minority interest.......................       (224.1)%         83.2 %         (264.8)%         (172.7)%
Income tax benefit............................................         40.0 %         19.0 %           39.2 %           21.3 %
                                                                     ------         ------           ------           ------
Net loss before minority interest.............................       (184.1)%        (64.2)%         (225.5)%         (151.4)%
Minority interest.............................................          0.0 %          0.0 %            0.0 %            0.0 %
Equity in losses of equity-method investees...................          0.0 %         (6.8)%            0.0 %           (3.3)%
                                                                     ------         ------           ------           ------
Net loss before extraordinary items...........................       (184.1)%        (71.0)%         (225.5)%         (154.6)%

Profit on early extinguishments of debt (net of tax)..........        133.5 %          6.0 %           49.0 %           15.5 %
                                                                     ------         ------           ------           ------
Net loss......................................................        (50.6)%        (65.0)%         (176.5)%         (139.2)%
                                                                     ======         ======           ======           ======

Results of operations. Three months ended September 30, 2001 compared to the three months ended September 30, 2000

Revenues

Total revenues increased 3.5% from Euro 9,546,000 in the three months ended September 30, 2000 to Euro 9,879,000 in the third quarter of 2001, primarily as a result of increased Internet Data Center (IDC) Services revenues. E-Business revenues decreased 76.6% from Euro 1,143,000 in the third quarter of 2000 to Euro 268,000 for the same period in 2001. Internet Data Center Service revenues increased 84.9% from Euro 1,241,000 to Euro 2,294,000 and Connectivity revenues increased 2.2% at Euro 7,317,000 for the third quarter 2001 from Euro 7,162,000 in the third quarter of 2000.

During the third quarter of 2001, Connectivity revenues represented 74.1% of total revenues, as compared with 75.0% in the third quarter of 2000, IDC Services revenues represented 23.2% of total revenues in the third quarter of 2001, as compared with 13.0% in the third quarter of 2000. The increase in revenues from IDC Services is mainly a result of expansion of our customer base, which provides us with a stream of recurring revenues.

The decrease in E-Business revenues is mostly the result of our decision to sell more pre-packaged solutions that require less customized installation. These revenues are recorded as IDC revenues. We also decided to be more selective when taking on E-Business projects in order to apply scarce human resources to the projects most likely to generate long-term relationships which generate recurring revenues. In addition, the economic environment is particularly difficult, and companies have been delaying projects and investments.

Direct Cost of Services

Direct cost of services decreased 14.2% from Euro 6,528,000 in the third quarter of 2000 to Euro 5,601,000 in the third quarter of 2001. Direct cost of services consists of: 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Cybernet mainly utilizes leased lines for it's backbone network, and to connect its network to its major customers' premises. Direct cost of services as a percentage of revenues decreased from 68.4% in the third quarter of 2000 to 56.7% in the third quarter of 2001.

Network Operations

Network operations costs decreased 23.0% from Euro 2,201,000 in the third quarter of 2000 to Euro 1,695,000 in the third quarter of 2001. Network operations mainly consist of: 1) the personnel costs of technical and operational staff and related overhead, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenues and 3) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues decreased from 23.0% in the third quarter of 2000 to 17.2% in the third quarter of 2001. The decrease reflects a continuous effort to reorganize our technical structure and implement synergies leading to a significant decrease in personnel related costs, we had 69 Network Operation personnel on September 30, 2001 compared to approximately 101 at September 30, 2000.


General and Administrative Expenses

General and administrative expenses decreased 16.5% from Euro 3,770,000 in the third quarter of 2000 to Euro 3,149,000 in the third quarter of 2001. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent, and external legal and accounting advisory costs. As a percentage of revenues, general and administrative expenses decreased from 39.5% in the third quarter of 2000 to 31.9% in the third quarter of 2001. The reduction reflects synergies achieved integrating subsidiaries and cost control measures instituted during the last 12 months leading to significant decrease in personnel and personnel related costs. We had 51 general and administrative personnel on September 30, 2001 compared to approximately 79 at September 30, 2000.

Sales and Marketing Expenses

Sales and marketing expenses increased by 14.2% from Euro 2,358,000 in the third quarter of 2000 to Euro 2,692,000 in the third quarter of 2001. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. As a percentage of revenues, our sales and marketing expenses increased from 24.7% in the third quarter of 2000 to 27.2% in the third quarter of 2001. This increase is mainly due to lower costs during the third quarter of 2000, while we were reorganizing our global sales and marketing organization.

We had 121 sales and marketing personnel on September 30, 2001 compared to approximately 118 on September 30, 2000.

Research and Development

Research and development expenses decreased 39.0% from Euro 564,000 in the third quarter of 2000 to Euro 344,000 in the third quarter of 2001. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. As a percentage of revenues, research and development decreased from 5.9% in the third quarter of 2000 to 3.5% in the third quarter of 2001. Due to reductions in research and development activities, we have been able to decrease personnel and personnel related costs.

We had 1 Research and Development person on September 30, 2001, compared to approximately 14 on September 30, 2000.

Depreciation and Amortization

Depreciation and amortization expenses increased 45.2% from Euro 4,398,000 in the third quarter of 2000 to Euro 6,384,000 in the third quarter of 2001. This increase reflects 1) increased depreciation of property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and 2) additional investments in our own network infrastructure and supporting systems and 3) increased amortization of goodwill related to our acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the assets of those companies. Goodwill is amortized over five to ten years. We continue to accelerate amortization for non-strategic investments made in the past and on goodwill.

Interest Income and Expense

Interest expense decreased 22.1% from Euro 8,562,000 in the third quarter of 2000 to Euro 6,668,000 in the third quarter of 2001, as a result of our repurchasing a majority of our 14% Senior Notes due in 2009.

Interest income decreased 79.5% from Euro 1,327,000 in the third quarter of 2000 to Euro 272,000 in the third quarter of 2001 as a result of the utilization of the proceeds from the issuance of debt securities.

In the third quarter of 2001, we incurred net foreign exchange gains of Euro 8,158,000 compared with a loss of Euro 3,883,000 in the third quarter of 2000, because much of our borrowing is denominated in US dollars but our principal operating currency is the Euro. The difference in exchange rates between Euro and US Dollars explains this fluctuation.

Income Taxes

We recorded income tax benefits of Euro 1,881,000 in the third quarter of 2001 compared with Euro 3,814,000 in the third quarter of 2000 arising principally from operating losses. Although we have additional operating losses, a valuation allowance has been established to reflect the estimated amount of the tax benefit that may not be realized. The majority of the operating loss is associated with operations subject to taxation under the German tax code. We have recorded valuation allowances on all tax assets arising from operating losses generated outside of Germany since we can not make the determination that the eventual realization of these assets is more likely than not. Under the current German tax code, net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.


Results of operations - nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Revenues

Total revenues increased 14.0% from Euro 26,012,000 in the nine months ended September 30, 2000 to Euro 29,661,000 in the first nine months of 2001, primarily as a result of an increase of Internet Data Center Services revenues of 194.2%, from Euro 2,582,000 in the first nine months of 2000 to Euro 7,595,000 for the same period in 2001. E-Business revenues decreased 71.7% from Euro 3,151,000 in the first nine months of 2000 to Euro 893,000 for the same period in 2001, while Connectivity revenues increased 4.4% from Euro 20,279,000 to Euro 21,173,000. For the first nine months of 2001 Internet Data Center Services revenues represented 25.6% of total revenues, as compared with 9.9% in 2000. Connectivity revenues represented 71.4% of total revenues in the first nine months of 2001, as compared with 78.0% in 2000.

We continue to stay focused on building recurring revenues from all areas of business and building relations with customers.

We derived Euro 19,263,000 or 64.9% of total revenues from our operations in Germany, during the nine months ended September 30, 2001, compared with Euro 14,412,000 or 55.4% in the first nine months of 2000. Euro 5,091,000 or 17.2% of total revenues was derived from our operations in Italy during the nine months ended September 30, 2001, compared with Euro 6,213,000 or 23.9% in the first nine months of 2000. We derived Euro 2,936,000 or 9.9% of total revenues from our operations in Austria during the nine months ended September 30, 2001, compared with Euro 2,884,000 or 11.1% in the first nine months of 2000. We derived Euro 2,371,000 or 8.0% of total revenues from our operations in Switzerland during the nine months ended September 30, 2001, compared with Euro 2,503,000 or 9.6% in the first nine months of 2000.

Direct Cost of Services

Direct cost of services increased 1.1% from Euro 17,074,000 in the first nine months of 2000 to Euro 17,255,000 in the first nine months of 2001. Direct cost of services consists of: 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Cybernet mainly utilizes leased lines for it's backbone network, and to connect its network to its major customers' premises. Direct cost of services as a percentage of revenues decreased from
65.6 % in the first nine months of 2000 to 58.2 % in the first nine months of 2001.

Network Operations

Network operations costs decreased 0.9% from Euro 5,980,000 in the first nine months of 2000 to Euro 5,925,000 in the first nine months of 2001. Network operations mainly consist of 1) the personnel costs of technical and operational staff and related overhead, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenues and 3) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues fell from 23.0% in the first nine months of 2000 to 20.0 % in the first nine months of 2001.

General and Administrative Expenses

General and administrative expenses decreased 36.5% from Euro 15,258,000 in the first nine months of 2000 to Euro 9,690,000 in the first nine months of 2001. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent, and external legal and accounting advisory costs. As a percentage of revenues, general and administrative expenses decreased from 58.6% in the first nine months of 2000 to 32.7% in the first nine months of 2001. The reduction reflects synergies obtained from integrating subsidiaries and cost control measures instituted during the last 12 months.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 16.1% from Euro 9,776,000 in the first nine months of 2000 to Euro 8,201,000 in the first nine months of 2001. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. As a percentage of revenues, our sales and marketing expenses decreased from 37.6% in the first nine months of 2000 to 27.6 % in the first nine months of 2001.

Research and Development

Research and development expenses decreased 42.8% from Euro 1,273,000 in the first nine months of 2000 to Euro 728,000 in the first nine months of 2001. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. The decrease is mainly due to the availability of more products from partners and suppliers, minimizing the need for in-house development. As a percentage of revenues, research and development decreased from 4.9% in the first nine months of 2000 to 2.5% in the first nine months of 2001.

Depreciation and Amortization

Depreciation and amortization expenses increased 20.3% from Euro 13,517,000 in the first nine months of 2000 to Euro 16,255,000 in the first nine months of 2001. This increase reflects 1) increased depreciation of property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and 2) additional investments in our own network infrastructure and supporting systems and 3) increased amortization of goodwill related to our acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the assets of those companies. Goodwill is amortized over five to ten years.

Interest Income and Expense

Interest expense decreased 30.5% from Euro 27,502,000 in the first nine months of 2000 to Euro 19,101,000 in the first nine months of 2001. Interest expenses decreased as a result of our repurchasing a majority of our 14% Senior Notes due in 2009.

Interest income decreased 71.0% from Euro 4,653,000 in the first nine months of 2000 to Euro 1,351,000 in the first nine months of 2001 as a result of our utilization of the proceeds from the issuance of debt securities.

In the first nine months of 2001, we incurred net foreign exchange losses of Euro 2,516,000 compared with Euro 9,158,000 in the first nine months of 2000. We incurred these losses because much of our borrowing is denominated in US dollars but our principal operating currency is the Euro. We will continue to record such losses so long as the exchange rate of the US dollar against the Euro remain unfavorable.

Income Taxes

We recorded income tax benefits of Euro 6,306,000 in the first nine months of 2001 compared with Euro 10,207,000 in the first nine months of 2000 arising principally from operating losses. Although we have additional operating losses, a valuation allowance has been established to reflect the estimated amount of the tax benefit that may not be realized. The majority of the operating losses are associated with operations subject to taxation under the German tax code. We have recorded valuation allowances on all tax assets arising from operating losses generated outside of Germany since we can not make the determination that the eventual realization of these assets is more likely than not. Under the current German tax code, net operating losses may be carried forward indefinitely and used to offset our future taxable earnings.

Impairment of Long-Lived Assets

During 2000 and 2001 we have re-focused our activities towards our core business. As a consequence we discontinued or re-assessed certain projects and initiatives, such as Voice Telephony. As a result, we recorded impairment losses of approximately Euro 2,556,000 which appear as "other expenses/losses" in the 2001 statement of loss.

Extraordinary Items

During the first nine months of 2001, the Company repurchased its 14% Senior Notes, due 2009, with face value of $10,600,000 (Euro 11,700,000). Following this purchase the face value of the remaining outstanding 14% Senior Notes, due 2009, was $66,800,000 (approximately Euro 73,400,000). The notes were purchased by the Company for an average of 28.5 % of face value.

The amount shown as an extraordinary item represents the difference between the amount paid for the Senior Notes and the carrying value on the balance sheet, net of associated costs.

Liquidity and Capital Resources

Cash Flow

Operating activities used cash of Euro 19,432,000 in the first nine months of 2001 compared to Euro 51,291,000 for the comparable period in 2000. This is principally the result of lower losses and decreased expenditure in all areas of the Company.

For the first nine months of 2001, investing activities generated cash of Euro 20,581,000 compared to Euro 23,160,000 for the comparable period in 2000. This increase in cash generated from investing activities represents the net proceeds from the sale of short-term investments, partially offset by the cash outflows for the purchases of property and equipment. Expenditures for property and equipment consisted principally of the fit-out of POP's and data facilities, the purchases of computer hardware and software, and other expenditures related to the maintenance of our Internet backbone and equipment.

For the first nine months of 2001, net cash used by financing activities was Euro 4,023,000 compared to the provision of Euro 26,308,000 in the same period in 2000. The cash was used in the first nine months of 2001 to repurchase our outstanding 14% Senior Notes, as detailed under Extraordinary Items above.

Working Capital

On September 30, 2001 our working capital, defined as the excess of our current assets over our current liabilities, was Euro 14,110,000 as compared to Euro 36,067,000 at December 31, 2000.

Our net accounts receivable as of September 30, 2001, was Euro 12,029,000 compared to Euro 12,939,000 at December 31, 2000. We are taking steps to improve the timely collection of receivables.

Cash and cash equivalents amounted to Euro 5,916,000 at September 30, 2001 compared to Euro 8,763,000 at December 31, 2000.

We had various short-term investments denominated in Euro totaling Euro 3,262,000 at September 30, 2001. In addition, at September 30, 2001 we had approximately Euro 3,404,000 of Restricted investments held in escrow, to meet the next two semi-annual interest payments on our 14% Senior Notes. This amount is invested in US treasury securities.

Credit Arrangements

As of September 30, 2001, we had short-term unsecured overdraft facilities under which we and our subsidiaries could borrow up to Euro 382,000. These facilities are denominated in Italian Lire (in the amount of Euro 310,000) and Austrian Schilling (in the amount of Euro 72,000). The interest rates fluctuate based upon current lending rates. The weighted-average borrowing rate on these facilities was 8.75% as September 2001. In addition, certain of our banks provide overdraft protection exceeding the limits specified in these agreements. As of September 30, 2001, we and our subsidiaries had used Euro 265,000 of these facilities. In addition, as September 30, 2001 we had long-term capitalized lease obligations of Euro 274,000.

Capital Expenditures

For the nine months ended September 30, 2001, capital expenditures totaled approximately Euro 8,408,000. We funded these capital expenditures primarily from net cash provided by financing activities. Our investments in the first nine months of 2001 included: (i) investments in our backbone infrastructure and equipment; (ii) investments in data facilities and data center premises; and;
(iii) investments in other equipment.

We believe that our cash and cash equivalents will provide adequate liquidity to fund our normal operating activities over the next four months. We base this belief upon our estimates of revenues and expenses during that period and the cash and cash equivalents which we now have available. If our estimates of revenues or expenses do not prove to be accurate, we would not have sufficient liquidity to fund our normal operating activities for this period. We are also attempting to identify alternative financing sources and to negotiate changes to our current debt structure. There is no assurance that we will be successful in securing alternative financing or restructuring our current debt.

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

Significant fluctuations in the U.S. dollar to Euro exchange rate could have an adverse impact on the amount of Deutsche Mark required to satisfy this debt. We estimate that a 10% increase in the exchange rate between the Deutsche Mark and the U.S. dollar would increase the Deutsche Mark amount required to settle the debt outstanding from the Unit offering and our sale of Convertible Notes by approximately Euro 15.6 million.

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


        CYBERNET INTERNET SERVICES INTERNATIONAL, INC.



            BY: /s/ Andreas Eder
                --------------------------------------
                Andreas Eder
                Chairman of the Board, President, and
                Chief Executive Officer



            BY: /s/ Paolo Di Fraia
                ---------------------------------------
                Paolo Di Fraia
                Chief Financial Officer and Treasurer