Form 10-K
period 2001-12-31
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2002-04-15
CIK 1070658

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------
                                    FORM 10-K
                        ---------------------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                        COMMISSION FILE NUMBER 000-25677

                           CYBERNET INTERNET SERVICES
                               INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                     51-0384117
   (STATE OR OTHER JURISDICTION              (IRS EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)

  SUITE 1620 - 400 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6C 3A6
                               (ADDRESS OF OFFICE)

        Registrant's telephone number including area code: (604) 683-5767

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                        --------------------------------
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)
                        --------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 12, 2002 was approximately $7,668,504. The last reported sale price of the Registrant's shares of common stock, $0.001 par value on the OTC Bulletin Board on March 12, 2002 was $0.39 per share.

    As of March 12, 2002, the Registrant had approximately 26,535,627 shares of common stock, $0.001 par value outstanding.

    Certain portions of the Registrant's Proxy Statement dated February 22, 2002 are incorporated by reference in Part III hereof.


===============================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                                     PART I


ITEM 1.       BUSINESS.........................................................4
              General..........................................................4
              Recent Developments..............................................4
                  Option Agreement.............................................4
                  Settlement Agreement.........................................4
                  Credit Facility..............................................5
                  Stockholders' Meeting........................................5
              Overview.........................................................6
              Developments in 2001.............................................7
              Industry Background..............................................7
              Business Strategies..............................................8
              Products and Services............................................9
                  Connectivity Services........................................9
                  Network Solutions...........................................10
                  Business Solutions..........................................10
              Sales and Marketing.............................................11
              Technology and Network Operations...............................13
                  Overview....................................................13
                  Markets.....................................................13
                  IP Network..................................................13
                  Network Management..........................................14
                  Data Centers................................................14
                  Switched Voice..............................................14
                  Customer Service............................................15
              Acquisitions....................................................15
              Credit Facility.................................................16
              Competition.....................................................17
                  ISPs........................................................17
                  Telecommunications carriers.................................18
                  Major Systems Integrators and Computer Manufacturers........18
              Advances in Technology..........................................18
              Intellectual Property Rights....................................18
              Regulation......................................................19
              Subscriber Line Charges.........................................20
              Internet Access Charges.........................................20
              Employees.......................................................20
              Risk Factors....................................................21
ITEM 2.       PROPERTIES......................................................21
ITEM 3.       LEGAL PROCEEDINGS...............................................21
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............21

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS......................................22
ITEM 6.       SELECTED FINANCIAL DATA.........................................24
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................26
              Overview........................................................26
              Developments in 2001............................................28
              Year Ended December 31, 2001 as Compared to the Year
              Ended December 31, 2000.........................................29
              Year Ended December 31, 2000 as Compared to the Year
              Ended December 31, 1999.........................................33
              Liquidity and Capital Resources.................................36
              Forward-Looking Statements......................................38
              Foreign Currency................................................45
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......45
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................46
ITEM 9.       CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE......................46


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............46
ITEM 11.      EXECUTIVE COMPENSATION..........................................47
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT...............................................48
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................49


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K.................................................50

                                     PART I

ITEM 1.           BUSINESS

GENERAL

Cybernet Internet Services International, Inc. ("Cybernet Delaware") was established pursuant to the merger of Cybernet Internet Services International, Inc. (organized under the laws of Delaware in September 1998) and Cybernet Internet Services International, Inc. (organized under the laws of Utah in September 1983) ("Cybernet Utah") effective November 18, 1998, the Delaware corporation being the surviving entity of the merger. Cybernet Utah had previously acquired Cybernet Internet Dienstleistungen AG ("Cybernet AG") on September 17, 1997, at which time Cybernet Utah had no material business activities, assets or liabilities. Cybernet AG was organized in December 1995 under the laws of Germany and commenced significant operations in 1996. The terms "Cybernet", "we", "us" and "our" refer to Cybernet Delaware and its subsidiaries, except where its use is such that it is clear that such term means only Cybernet Delaware.

RECENT DEVELOPMENTS

OPTION AGREEMENT

We lease certain facilities in Frankfurt, Munich and Hamburg, Germany (the "Data Centers") and have equipped these facilities with certain assets and equipment, furniture and fixtures ("Assets") which allow them to operate as data centers. We currently sub-lease these Data Centers to Telehouse Deutschland GmbH ("Telehouse").

On January 29, 2002, we entered into an option agreement dated for reference January 28, 2002 with Telehouse pursuant to which we granted an option (the "Option") to Telehouse to (i) purchase the Assets at the Data Centers sub-leased by Telehouse, and (ii) allow Telehouse to enter into leases at the Data Centers directly with the lessor (which requires that we terminate the leases at these Data Centers), for gross proceeds of approximately Euro 33.6 million (net proceeds of approximately Euro 30.0 million). Telehouse has paid to us approximately Euro 1.3 million in consideration of the grant of the Option, most of which will be applied towards the purchase price in the event the Option is exercised. In the event the Option is not exercised, the payment will be applied towards Telehouse's obligations to us under the current sub-leases with respect to the Data Centers. The Option was exercisable under the Option Agreement on or before March 31, 2002, but was extended to April 30, 2002 by agreement of the parties. To date, the Option has not been exercised.

THE FOREGOING SUMMARY OF THE OPTION AGREEMENT IS NOT COMPLETE AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE OPTION AGREEMENT WHICH IS INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT.

SETTLEMENT AGREEMENT

We entered into an agreement with MFC Bancorp Ltd. ("MFC"), Andreas Eder and Paolo di Fraia dated for reference March 12, 2002 (the "Settlement Agreement") pursuant to which the parties settled various outstanding matters, including those related to the nomination for election by MFC of certain persons to our Board of Directors at the meeting of our stockholders held on March 12, 2002 (the "Stockholders' Meeting").

Prior to the Stockholders' Meeting, by way of a unanimous resolution of a quorum of our then existing Board of Directors passed at a duly convened meeting of the board, we approved for appointment to the board all of the directors nominated by MFC for election at the Stockholders' Meeting.

Under the terms of the Settlement Agreement, Mr. Eder and Dr. di Fraia severally agreed with us, among other things, that all employment arrangements between us, our subsidiaries and each of Mr. Eder and Dr. di Fraia would be amended pursuant to the terms of termination agreements dated March 12, 2002. We agreed, among other things, to deposit into an escrow account in favour of Mr. Eder and Dr. di Fraia amounts equal to Euro 115,000 and Euro 82,500, respectively. See "Item 11. Executive Compensation - Employment Contracts". In addition, under the terms of the Settlement Agreement, we agreed to make certain other payments and to deposit them into the escrow account.

Under the terms of the Settlement Agreement, we agreed, among other things, together with MFC, Ventegis Capital AG ("Ventegis") and Holger Timm (collectively, the "Shareholders Group") pursuant to the terms of a mutual release dated March 12, 2002, to release Dr. di Fraia and certain directors (the "Participating Directors") from all claims arising out of service to us by the Participating Directors. In addition, pursuant to the terms of the mutual release, we agreed together with the Participating Directors to release the Shareholders Group from all claims arising out of their involvement with us.

Under the terms of the Settlement Agreement, MFC agreed, among other things, to arrange a revolving term credit facility to, among other things, fund working capital and certain stipulated payments to be made under the terms of the Settlement Agreement and to restructure our debt.

THE FOREGOING SUMMARY OF THE SETTLEMENT AGREEMENT IS NOT COMPLETE AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE SETTLEMENT AGREEMENT WHICH IS INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT.

CREDIT FACILITY

We have entered into a credit facility agreement with MFC Merchant Bank S.A. (a subsidiary of MFC) (the "Lender") and 636892 B.C. Ltd. (the security agent on behalf of the Lender) dated March 12, 2002 (the "Credit Facility Agreement") pursuant to which the Lender has agreed to make available to us in accordance with, and subject to the terms and conditions of, the Credit Facility Agreement, a revolving term credit facility in an aggregate principal amount of Euro 7.0 million. The credit facility bears interest at 14% per annum and has a term of one year. See "Item 1. Business - Credit Facility".

STOCKHOLDERS' MEETING

The Stockholders' Meeting was held on March 12, 2002. Immediately prior to the Stockholders' Meeting, Michael J. Smith and Eduard Seligman were appointed as our Class B directors to fill the Class B director vacancies. In addition, prior to the Stockholders' Meeting, a quorum of our existing Board of Directors unanimously approved the nominations for election of Roy Zanatta and Greg Elderkin as Class B directors, and Michael J. Smith and Eduard Seligman as Class C directors, at the Stockholders' Meeting.

At the Stockholders' Meeting, Roy Zanatta and Greg Elderkin were elected as our Class B directors and Michael J. Smith and Eduard Seligman were elected as our Class C directors.

On March 12, 2002, after the Stockholders' Meeting, the Board of Directors appointed Slobodan Andjic as a Class A director to fill one of the two Class A director vacancies and appointed Michael J. Smith as our President and Chief Executive Officer, and Roy Zanatta as our Secretary and Treasurer.

OVERVIEW

Through our subsidiaries, we are a provider of Internet communications services and solutions in Germany, Austria, Italy and Switzerland. We offer a full portfolio of advanced communications products, including Internet access and value-added services, as well as data and switched voice services, and customer support through consulting, design and installation, training, technical support and operation and monitoring of IP-based systems. Our Internet Protocol ("IP") solutions are based on a core product offering consisting of Internet connectivity and value-added services. Value-added services include virtual private networks ("VPNs"), web-hosting, co-location, security solutions, electronic commerce, Intranet/Extranet and workflow solutions.

We market our products and services primarily to small and medium sized enterprises in Europe. Companies in this market are characterized by a lack of internal technical resources, rapidly expanding communications needs and a high propensity to utilize third-party outsourcing. We approach business customers by offering and designing a full range of services and solutions for mission critical communications needs, such as electronic commerce solutions, Intranets and VPNs. This enables us to work directly with different levels of our customers' organizations, to participate in the design of customers' systems and to offer additional network and communications services as our customers' businesses grow and their needs change.

We sell our services and solutions primarily through our direct sales force. Most of our sales people are based in regional offices and are supported by specialized technical and commercial personnel from our customer care centers in Munich, Vienna, Zurich, Rome and Trento. We complement our direct sales effort with an extensive reseller and referral network of over 100 companies and by forming marketing alliances with technology leaders such as Info AG, OpenShop, Oracle, Intel, Cisco, SUN Microsystems, Highway One and QS Communications. While our reseller arrangements begin with sales of our basic product offerings, such as connectivity, they can lead to direct sales of more complex solutions, such as security solutions or VPNs.

We operate a geographically distributed IP network based upon leased lines. Our network is spread over four countries and consists of network nodes equipped primarily with Cisco and Ascend routers connected to a redundant high-performance backbone infrastructure. We help corporate customers reduce telecommunications costs by offering Internet and voice connectivity through dedicated lines at 65 directly owned points of presence or "POPs". We also offer a system of dial-in nodes with ISDN or analog modem ports to smaller enterprises, employees and affiliates of corporate customers. These nodes permit local dial-in access throughout Germany, Italy and Switzerland and most of Austria. Our dial-in network in Germany concentrates multiple dial-in access nodes into larger access points called "Virtual POPs", which use a Public Switched Telephone Network ("PSTN") to aggregate traffic.

Our financial performance to date has not met expectations, the market for our products and services has not grown as expected and changes in the condition of the capital markets have significantly reduced or eliminated our ability to raise capital. Our ability to raise funds is further hindered by the significant amount of debt we have incurred. We are now dependant on our credit facility to fund our existing operations and there is no assurance that we can continue to source funds under our credit facility. As a result of these factors and following management changes which took place in March 2002, we are currently undergoing a review of our strategic options. Following such review, we may make fundamental changes to our business strategies, sell or discontinue various businesses, assets or subsidiaries, reduce our workforce and level of business activity or make other significant changes. Due to our weak financial position, we have made certain workforce reductions in 2002. In addition, in 2002, we made the decision to sell our operations in Italy as soon as reasonably practicable as we do not have the financial resources to support these operations. See "Item
1. Business - Employees",

"Item 1. Business - Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

DEVELOPMENTS IN 2001

In 2001, the telecommunications industry underwent a period of significant adjustment. During 2001, industry demand for technology solutions slowed significantly in response to the rapid and severe industry and economic downturn in Europe and other parts of the world and the related decline in the global capital markets. As a result of this adjustment and the difficulties in obtaining financing for capital expenditures, the business marketplace in the industry has changed. Customers, now focused on reducing their costs, have returned to more conservative capital spending strategies. This resulted in a significant reduction in 2001 in the levels of capital spending in the industry around the world.

In light of the significant downturn in both the telecommunications industry and the economic environment and capital market trends having materially adversely impacted our operations and expected future growth rates, as well as the substantial amount of debt we have incurred, we engaged in a number of activities in 2001 to streamline operations and activities around our core markets and business strategies and reduce costs. Some of our activities in 2001 included:

     o workforce reductions to approximately 225 employees at the end of 2001 from approximately 275 employees at the end of 2000;

     o  delay or cancellation of expansion plans and capital spending;

     o  discontinuance of our IP network operations in Luxembourg and Hungary;
        and,

     o  rationalization of our global network.

The primary focus of these activities in 2001 was to reposition us from a financial perspective. We are currently undergoing a review of our strategic options and may make fundamental changes to our business strategies, sell or discontinue various businesses, assets or subsidiaries, reduce our workforce and level of business activity or make other significant changes. See "Item
1. Business - Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

INDUSTRY BACKGROUND

The Internet is a global network of multiple private and public networks that use standardized communication protocols to communicate with each other. Use of the Internet has grown rapidly since its initial commercialization in the early 1990s. Consumers and companies in the United States have spearheaded the adoption of the Internet. While other regions of the world have been slower to accept the Internet, its use is becoming a standard communications tool worldwide. In 2001, the telecommunications industry underwent a period of significant adjustment and the demand for Internet-based technology solutions slowed significantly.

The Internet has become an important commercial medium and represents a significant opportunity for businesses to interact in new and different ways with a large number of customers, employees, suppliers and partners. As use of the Internet grows, businesses are increasing the breadth and depth of their Internet product and service offerings. Pioneering Internet-based businesses have developed Internet products and services in areas such as finance, insurance, media, tourism, retail and advertising. Other businesses use the Internet for an expanding variety of applications, ranging from corporate publicity and advertising to sales, distribution, customer service, employee training and communication with business partners. Increasingly, Internet operations are becoming mission-critical for many of these enterprises. To ensure the reliability of their Internet operations, enterprises are requiring that these operations have performance, scalability and expert management 24 hours a day, seven days a week.

Companies generally utilize two types of Internet services: connectivity and value-added services. Connectivity services provide access to the Internet, while value-added services consist of products such as web-hosting, VPNs, security solutions and systems integration that improve the internal and external operations of a company.

BUSINESS STRATEGIES

We currently offer a full portfolio of advanced communications products, including Internet access and value-added services, as well as switched voice services. The principal elements of our business strategies are as follows:

TARGET SMALL TO MEDIUM SIZED BUSINESS ENTERPRISES. We focus on small to medium sized enterprises. In Germany, we focus on companies that typically have revenues between Euro 25 million and Euro 500 million. We believe that this customer segment is underserved and has substantial and increasing communications needs. Small to medium sized enterprises typically lack the technical resources to build and maintain extensive communications systems and, as a consequence, they outsource many services and solutions to third parties. We focus in particular on network intensive industries, such as Information Technology ("IT"), tourism, retail, finance, government, media and advertising. For many of these industries, utilization of the Internet has become essential. In certain markets, we also serve high-end residential customers.

INITIATE LONG-TERM RELATIONSHIPS WITH CUSTOMERS THROUGH LOCAL COVERAGE AND AT AN EARLY STAGE. Unlike some of our competitors, we use strong local management teams to address the needs of our customers. Most of our sales people are based in regional offices and are supported by specialized technical and commercial personnel from our offices in Munich, Vienna, Zurich, Rome and Trento. This strategy allows us to initiate relationships with our customers at an early stage of their Internet services requirements, engage in strategic discussions with senior management about their communications requirements and participate in the design of their systems, services and solutions. This establishes the basis for long-term relationships at different levels of our customers' organizations. We are then in a position to provide our customers with additional services as their requirements increase or change over time.

DEVELOP A TOTAL COMMUNICATIONS OFFERING. We currently offer both Internet connectivity services and modular Internet business solutions to our customers. Our modular solutions include web-hosting and web-housing, VPNs, security solutions, electronic commerce solutions and Intranet and workflow solutions. We also offer voice services. We believe IP technology and IP applications will be the primary platform and interface for business data and voice communications in the future.

OPTIMIZE OUR SALES CHANNELS. Our sales channels include trained direct sales representatives with strong technical backgrounds, an extensive reseller program and marketing alliances with technology leaders such as Hewlett-Packard, Microsoft, Network Associate and Sun Microsystems.

CONTROL OUR NETWORK. We control and operate our own network infrastructure. This enables us to:

     o maximize revenues by offering total communications services, including broadband and voice services;

     o   achieve the highest levels of service quality and reliability; and

     o   reduce transmission costs.

This involves:

     o optimizing the configuration of our IP network by concentrating international access at a few select locations where the cost of access can be minimized; concentrating network planning and management in one central location; and planning the network's redundancy on a pan-European basis rather than on a local basis;

     o managing space in three large-scale data centers of up to 4,000 square meters and three smaller data centers of up to 500 square meters to enhance the co-location and housing services we offer; and,

     o leasing transmission capacity on a long-term basis, acquiring backbone capacity or constructing our own infrastructure in selected locations to transport high bandwidth data and voice services over all available transmission protocols.

Due to our weak financial position and following management changes in March 2002, we are currently undergoing a review of our strategic options, which may result in significant changes to our business strategies. See "Item 1. Business
- Risk Factors".

PRODUCTS AND SERVICES

We currently offer a range of Internet connectivity services, network solutions and business solutions to enterprises in Germany, Austria, Italy and Switzerland, and we offer voice services in Germany and Italy. Due to our weak financial position, in 2002, we made the decision to sell our operations in Italy as soon as reasonably practicable as we do not have the financial resources to support these operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

CONNECTIVITY SERVICES

We offer a variety of connectivity solutions, including Internet access, third-party software and hardware implementation and configuration services, in bundled and unbundled packages. We offer dedicated line connectivity at speeds ranging from 64 kbps to multiples of 2 Mbps. We offer Internet connectivity to our corporate customers through dedicated lines at our 65 directly owned POPs.

We also provide both analog and ISDN dial-in Internet access throughout Germany, Italy and Switzerland as well as most of Austria. In Germany, Italy and Switzerland, our dial-in service allows customers to dial into one nationwide number to access the Internet at local telephone rates. Our dial-in services in Austria utilize seven dial-in access nodes, each of which has its own dial-in number. We offer our dial-in service through third-party telephone networks. Outside the countries in which we operate, we offer roaming services at local call rates in cooperation with more than 350 international ISPs and telecommunications companies that are part of the Global Reach Internet Connection.

We offer third-party software products such as electronic mail, news and other solutions that permit customers to navigate and utilize the Internet and provide remote access to mobile personnel operating outside traditional office settings. We also provide router services such as router renting, configuration, supervision and maintenance. Overall, we are able to offer customers a full portfolio of services with managed connectivity. Our principal connectivity services include:


PRODUCT NAME                             CHARACTERISTICS
-------------------------                ---------------------------------------

Personal Connect, Office                 Single user dial-up services, with
Connect, Call & Surf                     dynamic IP address and access speeds of
Call-to-Intranet                         up to 64 kbps. Selection of usage-based
                                         or flat rate tariffs, including dial-in
                                         telephony costs (except Personal
                                         Connect and Office Connect).

SDSL Broadband                           Multi-user DSL service for workgroups,
Connectivity                             with multiple IP addresses and access
                                         speeds of up to 2 MB.

Business Line, Campus                    Leased line service for workgroups,
Line                                     with multiple IP addresses and access
                                         speeds of up to 2 Mbps. Service
                                         provided via LANs and Cisco 16xx
                                         routers. Selection of usage-based and
                                         flat rate tariffs.


NETWORK SOLUTIONS

VIRTUAL PRIVATE NETWORKS. Many companies today have private data communication networks, which are often referred to as corporate networks. These networks are used to transfer proprietary data between offices and use relatively expensive leased lines to connect various locations. Our VPNs utilize the Internet as a cost effective alternative to corporate networks to provide secure transmission of data and voice with the added benefit of secure remote access. In addition, our VPN products are often the basis for Intranet services (connectivity of branch offices, teleworkers and mobile workforce) and Extranet services (connectivity of business partners, suppliers and customers). We offer these products in conjunction with hardware and software solutions, as well as continuous operation and maintenance, customer care and billing services. In Italy, we offer a product called ALL IN ONE, an all inclusive solution including combinations of data transmission, Internet access and voice-over IP, representing the ideal platform to build VPNs for customers.

SECURITY SOLUTIONS. Corporate networks and systems need to be protected against unauthorized access and use. We currently offer a set of third-party supplied security products, including encryption, firewall and authentication packages. We add value to this software by providing services such as security consulting, installation support, on-the-job training of customers' system administrators, hotline support (24 hours a day, seven days a week) and security audits. To assure the security of communication and business transactions between users of networks, we integrate state-of-the-art software, technologies and standards. We offer these security solutions as stand-alone products or as part of broader solutions, such as VPNs or Intranets.

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


PRODUCT NAME                             CHARACTERISTICS
-------------------------                ---------------------------------------

Server Housing                           Flexible service ranging from simple
                                         co-location to dedicated ports and
                                         back-up facilities.

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

ELECTRONIC COMMERCE. Electronic commerce is the execution of commercial transactions on the Internet. We design and implement dedicated electronic commerce systems or any component part which a customer may require, such as shop or mall, credit verification and payment handling verification. These systems are based on our electronic commerce platform which integrates systems and technologies of third-party vendors, such as Hewlett-Packard, Intershop, Microsoft, SAP, Sun Microsystems and others. For customers reluctant to undertake an investment in a proprietary electronic commerce solution, we maintain our own electronic commerce system, which we provide on a lease basis.

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

Due to our weak financial position and following management changes in March 2002, we are currently undergoing a review of our strategic options, which may result in significant changes to the products and services we offer. See "Item
1. Business - Risk Factors".

SALES AND MARKETING

The following table provides information relating to our sales over the past three years in our primary markets:

                                      1999            2000             2001
                                   -----------    ------------     ------------
                                                  (IN MILLIONS)

       Germany...................     E11.3          E20.9            E25.1
       Italy....................        5.2            8.0              6.5
       Austria...................       3.5            3.9              3.7
       Switzerland...............       0.9            3.0              3.8


In 2001, as part of our cost cutting measures, we have discontinued our IP network operations in Luxembourg and Hungary. Revenues increased in 2001 primarily as a result of payments received under leases at our Internet data centers. Due to our weak financial position, in 2002, we made the decision to sell our operations in Italy as soon as reasonably practicable as we do not have the financial resources to support these operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

We tailor our marketing approach as follows:

     o to our principal target market of medium-sized corporations, we offer customized solutions at competitive prices by designing systems that integrate modular elements of proven functionality, effectiveness and reliability;

     o to some larger customers with more specialized needs, we offer more sophisticated technical services and individualized solutions; and,

     o to customers with basic service needs, we provide services which require minimal customization and installation, such as Internet connectivity.

DIRECT SALES. At December 31, 2001, our direct sales force consisted of 42 sales representatives located in offices in 12 cities: Frankfurt, Dusseldorf, Berlin, Munich, Hamburg, Vienna, Rome, Trento, Milan, Padova, Zurich and Lugano.

Our direct sales force has a strong technical background and a detailed understanding of the differing needs of the customers in the regions they serve. They are knowledgeable about our main targeted industry segments, particularly IT, tourism, retail, finance, government, media and advertising.

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

We conduct our operations and marketing under the Cybernet brand name, although we use subsidiary brand names for transition periods after acquisitions. We have undertaken public relations efforts to raise the awareness and visibility of the Cybernet name in our target markets. We present ourselves as "The Communication People", providing connectivity, value-added solutions and superior customer service.

CUSTOMERS. As of December 31, 2001, we provided services to approximately 18,742 business customers. The majority of these customers are small to medium sized enterprises. We also provide services to larger companies and organizations such as BASF Corporation, German Parcel, Commerzbank, Hewlett-Packard, Start Media Plus, DaimlerChrysler Aerospace Dornier, BMW Financial Services, Zuegg, Honeywell, Lauda Air, Modern Times, Amadeus, Lufthansa, News, ERG, Avis, Ferrovie dello Stato (Italian Railways), Sony Entertainment and the Italian Parliament. We also have approximately 10,224 residential customers primarily in Italy. Other than Telehouse (due to lease payments made in connection with the Data Centers leased by them), no customer represented more than 10% of our consolidated revenues in 2001.

Due to our weak financial position and following management changes in March 2002, we are presently evaluating our strategic options, which may result in significant changes to our sales and marketing activities. See "Item 1. Business
- Risk Factors".

TECHNOLOGY AND NETWORK OPERATIONS

OVERVIEW

The IP network of an ISP consists of a number of access nodes linked by owned or leased lines. Access nodes are used to provide our customers with access to our network either through dedicated lines or regular telephone lines (dial-in access). The IP traffic generated at each access node is carried through our backbone network to points of traffic exchange, where traffic is exchanged with other providers' networks. These points of traffic exchange can be of two types: peering points or transit points. Peering points provide for the free exchange of traffic pursuant to agreements between ISPs. Transit points provide global connectivity, which we purchase from international carriers.

MARKETS

From 1998 to 2000, the telecommunications industry experienced rapid growth in capital spending fueled by deregulation in many countries, strong economies, readily available sources of capital and substantial growth in Internet and voice communications traffic. In 2001, capital spending in the industry around the world decreased substantially. In addition, the industry experienced continuing consolidation in 2001, with some companies experiencing financial difficulties, merger announcements and acquisitions of other "start-up" companies. This also contributed to the reduction in capital spending during 2001. We believe that the trend towards consolidation in the global telecommunications industry will continue in 2002. However, the timing and impact of these initiatives is difficult to predict. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook".

IP NETWORK

We currently operate a geographically distributed IP based network in four countries (Germany, Switzerland, Austria and Italy), consisting of network nodes equipped primarily with Cisco and Ascend routers connected to a redundant high-performance backbone infrastructure. The network nodes are connected primarily by leased lines and include 19 POPs in Germany, 10 POPs in Italy, 9 POPs in Austria and 27 POPs in Switzerland. As part of our cost cutting measures, we have discontinued operations in Luxembourg and Hungary. Due to our weak financial position, in 2002, we made the decision to sell our operations in Italy as soon as reasonably practicable as we do not have the financial resources to support these operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

We lease our lines from major telecommunications carriers and backbone operators, such as Deutsche Telekom, Telecom Italia, Swisscom, Telekom Austria GTS and Colt. Our network nodes are interconnected at E-1 to DS3 speeds. We offer our dedicated line customers direct access to our POPs at bandwidths ranging from 64 kbps to DS3. We have at present approximately 480 customers using dedicated line access. We do not expect to expand our network to any further POP.

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

We offer dial-in Internet access through dial-in nodes with analog and ISDN ports that provide coverage throughout Germany, Italy and Switzerland and most of Austria. In Germany, our BELT system enables us to offer local dial-in connections to our customers throughout the country with a single dial-in number. We have achieved this by concentrating multiple dial-in access nodes into four larger access points called virtual POPs, using the PSTN to aggregate traffic. We believe that these virtual POPs generate operating efficiencies, because there are fewer locations we are required to service. We offer local dial-in access through a single dial-in number in Switzerland and Italy. In Austria, our dial-in customers can access our network through seven telephone numbers.

We have entered into peering agreements with major ISPs in each of the countries in which we operate. We have peering agreements with more than 202 ISPs in Germany, Austria, Italy and Switzerland. Our main peering points are in Frankfurt, Munich, Milan, Rome, Vienna and Zurich. We also peer directly through leased lines connected to some of our peering partners, such as Deutsche Telekom.

We have entered into global transit agreements pursuant to which we have purchased the right to route traffic across the networks maintained by Ebone, Global One, Swisscom, AT&T Corporation/Unisource, Colt and MCI Worldcom. This provides our customers with the ability to communicate with those European countries in which we are not present, and with the rest of the world. Frankfurt, Munich, Vienna and Zurich currently serve as our global access points.

NETWORK MANAGEMENT

The effective functioning of our network is one of the key elements of our operations. We have developed network management capabilities to offer reliable and cost efficient communications services and to deliver high quality services to our customers. Our Network Operation Center ("NOC") in Munich monitors the performance of our network and our international links 24 hours a day and seven days a week. Our NOC has the capability to identify network problems on a real-time basis. Our technical support groups are equipped to take the necessary corrective measures quickly. We have centralized our NOC in a single facility in Munich.

DATA CENTERS

We house servers in our data centers that are linked to our network. We currently operate data centers in Munich, Frankfurt, Hamburg, Trento, Rome and Milan. Our main data centers in Frankfurt, Munich and Hamburg have a total capacity of 10,600 square meters for co-location. We designed these facilities to house transmission, IP routing and switching equipment, and to offer hosting, co-location, facilities management and interconnection services to our corporate customers, ISPs and telecommunications carriers. Each facility offers uninterruptible power supply and back-up generators, air-conditioning, constant monitoring and physical security to ensure a high quality of service with minimal interruptions. Due to our weak financial position, in 2002, we made the decision to sell our operations in Italy as soon as reasonably practicable. Accordingly, we may dispose of our data centers in Italy in the near future. See "Item 1. Business - Recent Developments - Option Agreement."

SWITCHED VOICE

We offer switched voice services using a third-party provider in Germany and Italy.

CUSTOMER SERVICE

We provide customer service and support in order to enhance the strength of our brand name, increase customer retention rates and generate new customer referrals. Our customer services are organized into technical support and call center groups.

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

Due to our weak financial position and following management changes in March 2002, we are currently undergoing a review of our strategic options, which may result in significant changes to our technology and network operations. See "Item 1. Business - Risk Factors".

ACQUISITIONS

In order to grow our business, we acquired a number of companies prior to 2001 through which we expanded our technical capabilities, attracted additional talent, entered new markets and increased our customer base:

     o CYBERNET E-COMMERCE. In September 1997, we acquired 100% of Artwise which was later renamed Cybernet E-Commerce, a German company which provided us with expertise in Intranet messaging and workflow solutions and established our presence in the Ulm region of Germany.

     o ECLIPSE S.P.A. In December 1997, we acquired 66%, and in October 1999 we acquired the remaining 34%, of Eclipse S.p.A., an ISP based in Trento, Italy, through which we established our presence in Northern Italy.

     o OPEN:NET INTERNET SOLUTIONS GMBH. In August 1998, we acquired 100% of Open:Net Internet Solutions GmbH, an ISP through which we increased our penetration of the southwest German market serviced by Artwise.

     o VIANET INTERNET DIENSTLEISTUNGEN AG. In December 1998, we acquired 100% of Vianet Internet Dienstleistungen AG, a leading Austrian ISP through which we entered the Austrian market and significantly increased our customer base.

     o SUNWEB INTERNET SERVICES SIS AG. In April 1999, we acquired 51% and an option to purchase the remaining 49% of Sunweb Internet Services SIS AG, through which we established a presence in Switzerland and acquired substantial additional expertise in switched voice services. In June 2000, we acquired the remaining 49% of the company for Euro 480,000 paid in cash (in Swiss Francs).

     o FLASHNET S.P.A. In June 1999, we acquired 100% of Flashnet S.p.A., a leading Italian ISP through which we gained access to all major business centers in Italy. We have combined Eclipse S.p.A. and Flashnet S.p.A. into a single operation which we call Cybernet Italy.

     o NOVENTO TELECOM AG AND MULTICALL TELEFONMARKETING AG. In October 1999, we acquired 51%, and in January 2000 we acquired the remaining 49%, of Novento Telecom AG and its sister organization, Multicall Telefonmarketing AG, which are German direct marketing organizations for communications services through which we expanded our sales capabilities and acquired additional sales and marketing expertise.

     o CYBERNET S.A.G.L. In April 2000, we acquired Cybernet S.a.g.l., a Swiss ISP for a maximum purchase price of SFr 500,000 and 12,000 shares of common stock. Of the purchase price, SFr 400,000 was paid in cash at September 30, 2000 and the remainder was paid in the beginning of 2001. The shares will be issued provided certain milestones are achieved. These milestones have not been achieved to-date. The operations of Cybernet S.a.g.l. have been combined with those of Sunweb Internet Services SIS AG.

CREDIT FACILITY

We have entered into a Credit Facility Agreement with MFC Merchant Bank S.A. (as Lender) and 636892 B.C. Ltd. (as security agent on behalf of the Lender) as of March 12, 2002 pursuant to which the Lender agreed to make available to us in accordance with, and subject to the terms and conditions of, the Credit Facility Agreement, a revolving term credit facility in the aggregate principal amount of up to Euro 7.0 million, available under three tranches as follows:

     o Euro 949,000 under the first tranche to be used for the purpose of making stipulated payments under the Settlement Agreement and the payment of financing fees and expenses pursuant to the Credit Facility Agreement;

     o Euro 1,500,000 under the second tranche to be used for the sole purpose of financing our working capital and general corporate requirements; and,

     o Euro 4,551,000 under the third tranche to be used for the sole purpose of restructuring our current indebtedness and, in connection therewith, financing our working capital requirements.

The credit facility bears interest at 14% per annum and has a term of one year to be paid or repaid on the earlier of March 12, 2003 (which date the Lender may extend at its sole option for additional periods of 12 months per extension) and the occurrence of an event of default as set out in the Credit Facility Agreement.

As continuing security for the performance of all of our obligations under the credit facility, we pledged certain securities held by us in certain of our subsidiary companies or companies in which we have an interest and provided a security interest in all of our right, title and interest in and to presently owned or held and after acquired personal property, assets and undertakings (other than real property) and all proceeds thereof and therefrom.

The advancement of funds under the credit facility is subject to certain conditions precedent, including, but not limited to, our representations and warranties in the Credit Facility Agreement and related documents being true and correct and there being no event that has occurred or is continuing or that would result from such an advance of funds under the credit facility that constitutes or would constitute a default or an event of default under the terms of the Credit Facility Agreement. In addition, the advancement of funds under the second tranche and third tranche is subject to supplemental conditions precedent.

The credit facility contains various covenants restricting, among other things, our ability to incur indebtedness, merge or dispose of assets, and make distributions, loans and investments.

Events of default under the credit facility are customary for facilities of this type, including, but not limited to, the failure to pay principal and interest as it becomes due, the failure to perform certain covenants and the occurrence of a change of control with respect to us or any of our subsidiaries.

The Credit Facility Agreement and the transactions contemplated thereby were unanimously approved by a quorum of the Board of Directors existing prior to the Stockholders' Meeting.

We have received payment under the first tranche of the credit facility. However, there can be no assurance that we will receive advances under the second tranche or third tranche. We are dependent upon the credit facility to continue operations (assuming the Option is not exercised by Telehouse). See "Item 1. Business - Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

THE FOREGOING SUMMARY OF THE MATERIAL PROVISIONS OF THE CREDIT FACILITY AGREEMENT IS NOT COMPLETE AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE CREDIT FACILITY AGREEMENT WHICH IS INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT.

COMPETITION

The business of providing Internet services and solutions is highly competitive and there are no substantial barriers to entry. In addition, many of the basic connectivity products that we offer are not materially different from those of our competitors, and have been and will continue to be subject to significant price competition. We have already experienced a significant decline in prices for some of our products. See "Item 1. Business - Risk Factors".

We believe that competition will intensify in the future, given the significant decline in 2001 in market demand, substantially reduced availability of capital and the continued consolidation in the industry. We expect competition to remain intense as corporate information technology spending continues to be affected by global and regional economies and the state of the global capital markets. Our ability to successfully compete depends on a number of factors including: market presence; the capacity, reliability and security of our network; the pricing structure of our services; our ability to adapt our products and services to new technological developments; and principal market and economic trends. Our competitors consist of ISPs, telecommunications carriers and system integrators/computer manufacturers, many of which are larger than us and have more financial resources.

ISPS

We strive to differentiate ourselves from other ISPs by offering a full range of services and solutions which business customers are likely to require in connection with their use of the Internet. Most of our ISP competitors offer fewer services and focus on connectivity. However, some competitor ISPs have greater resources and larger communications and network infrastructures than we do. In Germany, these competitors include UUNet, KPNQuest and Cable & Wireless. In Austria, they include Cybertron, KPNQuest and Netway Austria. In Italy, they include I-Net and Albacom/BT.

TELECOMMUNICATIONS CARRIERS

Many telecommunications carriers are large organizations and do not provide Internet services as their main product. With regard to Internet services, we compete with these organizations by focusing on the Internet and offering flexible decision-making and execution, responsive customer service, recognized technical expertise and high quality products. Our principal carrier competitors in Germany are Mannesmann Arcor, Deutsche Telekom and Viag Interkom. In Austria, our principal carrier competitors are Telekom Austria, United Telecom and Telering. In Italy, our principal carrier competitors are Infostrada, Telecom Italia and Wind.

In offering voice services, we compete directly with carriers, including large carriers such as Mannesman Arcor, Deutsche Telekom and Viag Interkom. Most of these competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing and other resources and experience than we do. In addition, carriers have greater resources to engage in various forms of price competition, such as bundling Internet services with other telecommunications services, thereby offering lower prices for either telecommunications or Internet services. Increased price competition has forced us and could force us to further reduce our prices, resulting in lower profit margins. In addition, increased competition for new customers could result in increased sales and marketing expenses and related customer acquisition costs and could materially adversely affect our profitability.

MAJOR SYSTEMS INTEGRATORS AND COMPUTER MANUFACTURERS

Major systems integrators and computer manufacturers, such as Accenture and IBM, provide IT solutions to their clients and have expanded their offerings to include Internet-related products and solutions. Many of these companies have established customer relationships and recognized technical expertise, and some have significantly greater resources than us. However, most do not offer connectivity services and solutions. Some systems integrators and computer manufacturers utilize our connectivity services and solutions to complement their own lines of products and services.

ADVANCES IN TECHNOLOGY

The market for our services is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent introductions of new services. We cannot assure you that future advances in technology will be beneficial to, or compatible with, our business or that we will be able to incorporate into our business such advances on a cost effective and timely basis. Moreover, technological advances may have the effect of encouraging customers to rely on in-house personnel and equipment for the services we currently provide. In addition, keeping pace with technological advances may require substantial expenditures and lead time. See "Item 1. Business - Risk Factors".

INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of copyright, servicemark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our products and services. In this regard, we have applied to the European Union ("EU") and received a trademark registration for the name "Cybernet" used in conjunction with our logo. We have also applied for, but have not yet received, a trademark registration for the name "Cybernet". We have no patented technology that would preclude or inhibit competitors from entering our market. We have entered into confidentiality and invention assignment agreements with our employees, and non-disclosure agreements with our consultants, vendors, suppliers, distributors and appropriate customers in order to limit access to and disclosure of our technology, documentation and other proprietary information. We cannot assure you that these contractual arrangements or the other steps we have taken to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. The laws of the countries in which we operate may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States. To date, we have not been notified that our products are claimed to infringe the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us with respect to current or future products. We expect that participants in our markets will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all. As a result, any such claim could materially adversely affect our business, results of operations and financial condition.

REGULATION

REGULATORY ENVIRONMENT IN THE INTERNET-RELATED MARKETS OF CYBERNET. Our Internet operations are not currently subject to direct regulation by governmental agencies in the countries in which we operate (other than regulations applicable to businesses generally). In 1997, Germany enacted the Information and Communication Services Act which releases Internet access providers from liability for third-party content in certain circumstances and establishes a legal framework for Internet commerce with respect to the identification of service providers, data privacy and price indications on the Internet. A number of other legislative and regulatory proposals are under consideration with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. There is also controversy regarding the application of value-added taxes in the Internet environment. The adoption of new laws could materially adversely affect our business, results of operations and financial condition. See "Item 1. Business - Risk Factors".

REGULATION AND REGULATORY AUTHORITIES IN THE TELECOMMUNICATIONS MARKET. Effective January 1, 1998, all of the countries in which we operate abolished the monopoly rights of incumbent operators to provide fixed-line voice telephone services to the public. As a result, competitive telecommunications markets are now developing for long distance and international telephone services. Competition for local telephone service has been much slower to develop.

All of the countries in which we operate have enacted legislation and regulations and have established regulatory authorities for the telecommunications industry. The purpose of this regulation is to ensure:

     o a wide range of high-quality, telecommunications services to private individuals and businesses;

     o   reliable services to the entire population at affordable prices;

     o the absence of interference with personal and intellectual property rights in telecommunications traffic;

     o   effective competition in the provision of telecommunications services;
         and

     o   access to the dominant operator's network on non-discriminatory terms.

In each of the countries in which we operate, providing telecommunications services and related facilities requires a license. The regulatory authorities have various powers, including the authority to grant and revoke licenses, assign and supervise frequencies, impose universal service obligations, control network access and interconnection and approve or review the tariffs and tariff-related general business terms and conditions of market-dominant providers.

In the countries in which we operate, different classes of licenses are required for different services offered and facilities operated. We have obtained a "class 4 license" (voice telephone services based upon self-operated telecommunications networks) in Germany. Geographically this license covers all of Germany and is valid indefinitely. We have also obtained a license to provide public telephony service and to operate our own infrastructure in Austria and have applied for a similar license in Switzerland. In Italy, we no longer have a license to offer voice telephone services, but we still have our IP license which permits us to offer our services throughout the country. We have also obtained a "class 3 license" in Germany which permits us to operate cables, radio links and other telecommunications-related infrastructure throughout Germany.

Each of the countries in which we have operations have market-dominant providers which are legally required to offer essential services such as transmission, switching and operational interface to networks such as the one we plan. Market-dominant operators of telecommunications facilities are obligated to provide interconnection on a non-discriminatory basis and at cost-related prices. If the terms and conditions of obligatory interconnection cannot be agreed upon, the regulatory regimes of the countries in which we operate provide for administrative proceedings which permit regulatory authorities to set the conditions for interconnection.

SUBSCRIBER LINE CHARGES

We rely upon Deutsche Telekom for leased lines and for unbundled loop lines for DSL services so as to obtain direct access to customers. The rates which Deutsche Telekom may charge for such lines have been established by the Regulatory Authority. From time to time, the ruling of the Regulatory Authority is subject to change which could affect the current rates. Any possible increase in these rates for the rental charge could impede our business development.

INTERNET ACCESS CHARGES

T-Online, an ISP owned by Deutsche Telekom, has started to charge Internet subscribers a flat rate that is significantly lower than the rate charged by competitor ISPs. This offer is targeted at consumer customers. Since Cybernet's focus is on business customers, there is little effect on our business. However, if T-Online or Deutsche Telekom start to offer similar low-cost flat rates to business customers, our ability to market Internet access services might be adversely affected.

EMPLOYEES

We reduced our workforce from approximately 275 employees at the end of 2000 to approximately 225 employees at the end of 2001, primarily through attrition. Due to our weak financial position, in 2002, we further reduced our workforce to approximate 203 employees. In addition, in 2002, we made the decision to sell our operations in Italy as soon as reasonably practicable as we do not have the financial resources to support these operations. This may lead to further reductions of our workforce. We currently have approximately 77 employees in our operations in Italy. There are no collective bargaining agreements in effect. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

We believe our employee relations have generally been neutral, but are adversely affected by our poor financial condition and uncertain future. We believe that our ability to retain skilled employees will continue to be critical to our future success. See "Item 1. Business - Risk Factors".

RISK FACTORS

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING INFORMATION THAT IS SUBJECT TO IMPORTANT RISKS AND UNCERTAINTIES. THE RESULTS OR EVENTS PREDICTED IN THESE STATEMENTS MAY DIFFER MATERIALLY FROM ACTUAL RESULTS OR EVENTS. RESULTS OR EVENTS COULD DIFFER FROM EXPECTATIONS AS A RESULT OF A WIDE RANGE OF RISK FACTORS. FOR INFORMATION REGARDING SOME OF THE RISK FACTORS INVOLVED IN OUR BUSINESS AND OPERATIONS, SEE "ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS ".

ITEM 2.  PROPERTIES

We have an office in Vancouver, British Columbia, Canada, which is rented. We also lease property where other business offices and certain nodes containing servers, routers and other equipment are located. Our largest leasehold properties are our data centers in Munich and Frankfurt which are approximately 4,000 square meters each and our data center in Hamburg which is approximately 2,600 square meters. We currently lease three smaller data centers of up to 500 square meters each in Trento, Rome and Milan. We also currently lease our regional offices in Frankfurt, Dusseldorf, Berlin, Munich, Hamburg, Vienna, Trento, Rome, Milan, Padua, Zurich and Lugano. We believe our facilities are adequate to meet our current needs.

Due to our weak financial position, in 2002, we made the decision to sell our operations in Italy as soon as reasonably practicable. Accordingly, we may dispose of our data centers and other properties that we currently lease in Italy in the near future.

ITEM 3.  LEGAL PROCEEDINGS

In December 1998, we applied for and received a class 4 telecommunications license from Germany's Regulierungsbehoerde fur Telekommunikation und Post ("RTP"), the telecommunications regulatory authority in Germany. The fee for this license was DM 3.0 million. However, EU regulations relating to such licenses set the maximum fee that can be charged at the actual cost incurred by a government agency to administer its regulations. On December 17, 2001, we filed a petition with RTP to recover a portion of the fee paid for our license because we believed that the fee charged exceeded the amount chargeable under EU regulations in effect in 1998. RTP has not yet made a decision regarding our petition.

We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of our stockholders was originally scheduled to be held in the fourth quarter of 2001. Pursuant to a Delaware court order, the annual meeting was held on March 12, 2002. The following provides information with respect to each matter voted upon at the Stockholders' Meeting.

ELECTION OF DIRECTORS

There were five nominees for four vacancies for election as directors at the Stockholders' Meeting: Michael J. Smith and Eduard Seligman as a class C directors, and Roy Zanatta, Greg Elderkin and Cabot Caskie as a class B directors. The following votes were cast in electing Mr. Smith, Mr. Seligman, Mr. Zanatta and Mr. Elderkin as our directors at the Stockholders' Meeting:

                                                                     VOTES
      DIRECTORS ELECTED          CLASS           VOTES FOR          WITHHELD
      -----------------          -----           ---------          --------
      Michael J. Smith             C             6,885,739             -
      Roy Zanatta                  B             6,885,739             -
      Eduard Seligman              C             6,885,739             -
      Greg Elderkin                B             6,885,739             -
      Cabot Caskie                 -             1,399,668             -


APPROVAL OF 1998 CYBERNET STOCK INCENTIVE PLAN

The 1998 Cybernet Stock Incentive Plan was not approved based on the following distribution of votes:

                                                                ABSTENTIONS
                                                                 AND BROKER
        VOTES FOR                    VOTES AGAINST                NON-VOTES
        ---------                    -------------              ------------
        1,399,668                      6,885,739                      -


AFFIRMATION OF AUDITORS

Ernst & Young Deutsche Allegmeine Treuhand AG were affirmed as our auditors for 2000 and 2001.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

(a) MARKET INFORMATION. Our common stock is traded on the OTC Bulletin Board under the symbol "ZNET" and on the Neuer Markt of the Frankfurt Stock Exchange under the symbol "CYN". Our common stock also trades on the Freiverkehr of the Berlin and Munich Stock Exchanges under the securities identification number WP-Kenn-Nr. 906 623.

The following tables set forth for the periods indicated the quarterly high and low bid prices for our common stock on the OTC Bulletin Board for the two years ended December 31, 2000 and 2001. These are inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.


        FISCAL QUARTER ENDED                   HIGH                 LOW
        --------------------                  -------             ------
        2000
        March 31............................   $17.50             $  8.75
        June 30.............................   $11.75             $  5.36
        September 30........................   $ 6.25             $  3.82
        December 31.........................   $ 4.50             $  1.81
        2001



        March 31............................   $ 3.00             $  1.09
        June 30.............................   $ 1.64             $  0.50
        September 30........................   $ 0.80             $  0.40
        December 31.........................   $ 0.73             $  0.35



(b) SHAREHOLDER INFORMATION. As of February 7, 2002, there were approximately 139 holders of record of our common stock and a total of approximately 26,535,627 shares of common stock were outstanding.

(c) DIVIDEND INFORMATION. We have not paid dividends on our common stock in the past and do not anticipate paying any dividends in the foreseeable future. In addition, the Credit Facility Agreement restricts our ability to pay cash dividends.

(d) RECENT SALES OF UNREGISTERED SECURITIES. We sold shares of common stock over the past three years pursuant to the exemption provided by Section 4(2) of the SECURITIES ACT OF 1933, as amended, as follows:

                                                    PARTY TO
                              NUMBER OF            WHOM SHARES
            DATE            SHARES ISSUED             ISSUED           CONSIDERATION
       ---------------     ---------------      ------------------     --------------------
        May 2000               108,390          Former owners of        Pursuant to adjustment
                                                Eclipse S.p.A.          to purchase price for
                                                                        34% of the shares of
                                                                        Eclipse S.p.A.
                                                                        purchased in October
                                                                        1999 (in connection
                                                                        with the Eclipse
                                                                        acquisition)

        January 2000           543,812          Former owners of        49% of the shares of
                                                Novento Telecom AG      Novento Telecom AG (in
                                                                        connection with the
                                                                        Novento acquisition)

        October 1999           39,412           Bernd Buchholz          51% of the shares of
                                                                        Novento Telecom AG (in
                                                                        connection with the
                                                                        Novento acquisition)

        October 1999           136,402          Former owners of        34% of the shares of
                                                Eclipse S.p.A.          Eclipse S.p.A. (in
                                                                        connection with the
                                                                        Eclipse acquisition)

        June 1999              301,290          Former owners of        All the shares of
                                                Flashnet S.p.A.         Flashnet S.p.A. (in
                                                                        connection with the
                                                                        Flashnet acquisition)


                                                    PARTY TO
                              NUMBER OF            WHOM SHARES
            DATE            SHARES ISSUED             ISSUED           CONSIDERATION
       ---------------     ---------------      ------------------     --------------------



        April 1999             25,000           Jurg Heim               51% of the shares of
                                                Marco Samek             Sunweb Internet
                                                                        Services SIS AG (in
                                                                        connection with the
                                                                        Sunweb acquisition)



ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information has been derived from our consolidated financial statements included in this annual report. We were organized pursuant to the laws of Delaware in September 1998 and, effective November 18, 1998, we merged with Cybernet Utah. All prior period amounts have been translated to the Euro using the US dollar to Euro exchange rate in effect for those periods, except for the financial statements for the years ended December 31, 1997 and 1998, respectively, which were translated using the US dollar to Euro exchange rate in effect on January 1, 1999 (the Euro introduction date). Accordingly, the selected financial information presented below for the fiscal years ended December 31, 1997 and 1998, respectively, may not be comparable to the selected financial information presented for the fiscal years ended December 31, 1999, 2000 and 2001, respectively. In addition, business acquisitions made during the periods for which selected financial information is presented materially affect the comparison of such data from period to period. For a description of such acquisitions see "Item 1. Business - Acquisitions" and note 3 to our consolidated financial statements for the year ended December 31, 2001 included in this annual report.

In 2001, the telecommunications industry underwent a significant adjustment, particularly in the United States and Europe. Following a period of rapid economic growth in 1999 and 2000, we saw a continued tightening in the capital markets and slowdown in the telecommunications industry throughout 2001. This resulted in lower capital spending by industry participants and substantially less demand for our products and services as customers focused on maximizing their return on invested capital. As a result, our results of operations and financial condition were materially adversely affected.

The following selected financial information should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this annual report. Certain prior period financial information has been restated to conform to the current period presentation.


                                                                    YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                               1997            1998           1999            2000          2001
                                          --------------  -------------- --------------  -------------  --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Statement of Operations Data:
      Revenue
        Internet data center services.......   E   -      E        -     E       651      E    5,011    E    10,102
        Connectivity........................     637           3,144          14,962          26,374         26,817
        E-business..........................   1,421           4,624           5,315           4,446          2,158
                                               -----      ----------     -----------      ----------    -----------
      Total revenues........................   2,058           7,768          20,928          35,831         39,077
      Direct cost of services...............     931           3,893          13,364          23,117         25,105
                                               -----      ----------     -----------      ----------    -----------
     Gross margin...........................   1,127           3,875           7,564          12,714         13,972
      Operating expenses
        Network operations..................   1,169           3,994           7,345           8,426          7,861
        General and administrative
            Expenses........................     429           1,418          17,060          19,826         18,477
        Sales and marketing expenses........   1,057           3,459          12,295          13,428         10,186
        Research and development............     249           2,646           4,040           1,492            365
        Impairment of assets and other
            asset write-offs................       -               -           1,750           2,265         37,110
        Depreciation and amortization.......     255           2,297           9,630          19,563         20,156
                                               -----      ----------     -----------      ----------    -----------
      Total operating expenses..............   3,159          13,814          52,120          65,000         94,155
                                               -----      ----------     -----------      ----------    -----------
      Operating loss........................  (2,032)         (9,939)        (44,556)        (52,286)       (80,183)
      Interest expense......................     (35)           (178)        (16,931)        (35,189)       (25,728)
      Interest income.......................       -             139           3,884           5,437          1,477
      Other income..........................       -               -               -             198            123
      Foreign currency losses...............       -               -          (4,362)         (3,670)        (6,721)
                                               -----      ----------     -----------      ----------    -----------
      Loss before taxes, minority
        Interest and equity earnings........  (2,069)         (9,978)        (61,965)        (85,510)      (111,032)
      Income tax benefit (expense)..........   1,191           5,554          13,500           6,976        (27,678)
                                               -----      ----------     -----------      ----------    -----------
      Net loss before minority
         interest and equity earnings.......    (876)         (4,424)        (48,465)        (78,534)      (138,710)
      Minority interest.....................       -             130              94               -              -
      Equity in losses of equity
        Investments.........................       -               -               -            (168)          (538)
                                               -----      ----------     -----------      ----------    -----------
      Net loss before extraordinary
        Items...............................    (876)         (4,294)        (48,371)       (78,702)      (139,248)
      Extraordinary items
        Gain on early extinguishment
            of debt, net of tax.............       -               -               -          17,754          4,608
                                               -----      ----------     -----------      ----------    -----------
      Net loss.............................. E  (876)     E   (4,294)    E   (48,371)     E (60,948)    E (134,640)
                                               -----      ----------     -----------      ----------    -----------
                                               -----      ----------     -----------      ----------    -----------
      Net loss per share.................... E (0.11)     E    (0.27)    E     (2.43)     E   (2.62)    E    (5.18)
                                               -----      ----------     -----------      ----------    -----------
                                               -----      ----------     -----------      ----------    -----------

   Balance Sheet Data:
      Working capital....................... E   820      E   32,291     E   113,103      E  36,067     E    1,627
      Total assets..........................  11,606          68,081          286,48        195,821         71,972
      Long-term debt(1).....................      39              57         181,703        153,321        166,068
      Total stockholders' equity               8,194          57,724          68,445         13,203       (121,104)
   (deficit) ...............................

    -------------------------------------
    (1) Including lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of our financial condition and results of operations as at and for the three years ended December 31, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. Certain amounts in our consolidated financial statements and related notes have been restated to conform to the current presentation.

This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth below under "Forward-Looking Statements". Where we say "we", "us", "our", or "Cybernet", we mean Cybernet Internet Services International, Inc. and its subsidiaries.

We changed our reporting currency from the US dollar to the Euro in the quarter ended September 30, 2000. This change was made because we believe that it results in a more meaningful presentation of our financial position and results of operations since the majority of our operations are conducted in Euro and in currencies that are linked to the Euro. All prior period amounts presented have been translated to the Euro using the US dollar to Euro exchange rate in effect for those periods.

The following table sets forth information relating to our operations for the years ended December 31, 1999, 2000 and 2001, expressed as a percentage of total revenues:


                                                                               YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------

                                                                           1999         2000          2001
                                                                     ---------      ----------      ---------
Revenues:
   Internet data center services.................................          3.1%           14.0%          25.9%
   Connectively..................................................         71.5            73.6           68.6
   E-business....................................................         25.4            12.4            5.5
                                                                     ---------      ----------      ---------
Total revenues...................................................        100.0           100.0          100.0
Direct cost of services..........................................         63.9            64.5           64.2
                                                                     ---------      ----------       --------
Gross margin.....................................................         36.1            35.5           35.8
Operating expenses:
   Network operations............................................         35.1            23.5           20.1
   General and administrative expenses...........................         81.5            55.3           47.3
   Sales and marketing expenses..................................         58.7            37.5           26.1
   Research and development......................................         19.3             4.2            0.9
   Impairment of assets and other asset write-offs...............          8.4             6.3           95.0
   Depreciation and amortization.................................         46.0            54.6           51.6
                                                                     ---------      ----------       --------
Total operating expenses.........................................        249.0           181.4         (241.0)
                                                                      --------       ---------         -------
Operating loss...................................................       (212.9)         (145.9)        (205.2)
Interest expense.................................................        (80.9)          (98.2)         (65.8)
Interest income..................................................         18.5            15.2            3.8
Other income.....................................................          -               0.5            0.3
Foreign currency losses..........................................        (20.8)          (10.2)         (17.2)
                                                                       --------        --------       -------
Loss before taxes, minority interest and equity earnings.........       (296.1)         (238.6)        (284.1)
Income tax benefit (expense).....................................         64.5            19.5          (70.8)
                                                                       -------        --------       ---------
Net loss before minority interest and equity earnings............       (231.6)         (219.1)        (354.9)
Minority interest................................................          0.4              -              -
Equity in losses of equity investments...........................           -             (0.5)          (1.4)
                                                                       -------        --------       ---------
Net loss before extraordinary items..............................       (231.2)         (219.6)        (356.3)
Extraordinary items..............................................             -           49.5           11.8
                                                                       -------        --------       ---------
Net loss.........................................................       (231.2)%        (170.1)%       (344.5)%
                                                                       ========       =========      =========

INTRODUCTION OF THE EURO

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that day. The Euro was introduced as the official currency of these countries on January 1, 2002.

The introduction of the Euro did not materially affect our operations.

SIGNIFICANT ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make certain estimates and assumptions (see note 2 to our consolidated financial statements). We believe the following significant accounting policies involve the most significant judgment and estimates used in the preparation of our consolidated financial statements.

IMPAIRMENT OF ASSETS AND OTHER ASSET WRITE-OFFS. In order to assess impairment of property and equipment, related goodwill and intangible assets under U.S. GAAP, we apply Statement Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". If we conclude that impairment indicators exist, we test for impairment by comparing the sum of the future undiscounted cash flows derived from an asset or a group of assets to their carrying value. If the carrying value of the asset or the group of assets exceeds the sum of the future undiscounted cash flows, impairment is considered to exist and an impairment charge will be measured and recorded. An impairment charge is measured using an estimation of the assets' fair value, typically using a discounted cash flow method. During 2001, we recorded an impairment charge of approximately Euro 22.0 million for goodwill, Euro 6.4 million for other intangible assets, Euro 3.9 million for telecommunication switches, and Euro 4.8 million for loss on disposal of assets.

The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets or groups of assets requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. If actual results differ from these estimates, or if we adjust these estimates in future periods, operating results could be significantly affected.

DEFERRED TAXES. Under U.S. GAAP, deferred taxes are recorded for temporary differences, including the future tax benefit of net operating loss carryforwards. In addition, under U.S. GAAP, we record a valuation allowance to reduce net deferred tax assets to the amount that will more likely than not be realized. We have considered, for U.S. GAAP purposes, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize the deferred tax asset in the future in excess of their recorded amounts, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Similarly, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made. The evaluation of net deferred tax assets requires considerable judgment by us.

NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -

Deferral of Effective Date of FASB Statement No. 133". In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", amended SFAS No. 133. This statement delayed the effective date to January 1, 2001.

Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2001, we did not hold any derivative instruments or conduct any hedging activities. Therefore, there has been no impact to the consolidated financial statements from the adoption of SFAS No. 133, 137 and 138.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. We will apply the new rules on accounting for intangible assets beginning in 2002 for all indefinite lived intangible assets in place as of January 1, 2002 as required. We do not believe that the new pronouncements will have a material effect on our financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We currently believe that SFAS No. 143 will not have a material impact on our financial position or results of operations or cash flows as we do not have any retirement of tangible long-lived assets subject to the requirements of SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We currently believe that SFAS No. 144 will not have a material impact on our financial position or results of operations or cash flows.

DEVELOPMENTS IN 2001

CORE MARKET REFOCUS

During 2001, in light of the significant downturn in both the telecommunications industry and the economic environment and capital market trends having materially adversely impacted our operations and expected future growth rates, as well as the substantial amount of debt that we have incurred, we implemented our work plan to streamline operations and activities around our core markets and business strategies and reduce costs. This work plan was adjusted during the year and may further be adjusted to reflect the continued decline in the industry and economic environment, the capital markets and our financial position. In connection with our work plan, we took the following actions in 2001 to position and strengthen our business:

     o reduced our overall workforce to approximately 225 employees at the end of 2001 from approximately 275 employees at the end of 2000;

     o   delayed or cancelled expansion plans and capital spending;

     o   discontinued our IP network operations in Luxembourg and Hungary; and

     o   rationalized our global network.

We are currently undergoing a review of our strategic options and may make fundamental changes to our business strategies, sell or discontinue various businesses, assets or subsidiaries, reduce our workforce and level of business activity or make other significant changes. See "Item 1. Business - Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

IMPAIRMENT OF ASSETS AND OTHER ASSET WRITE-OFFS

In light of the significant negative industry and economic trends impacting our operations and expected future growth rates, and the capital markets' adjustment of technology valuations, we performed an assessment of certain long-lived assets as well as goodwill and identifiable intangible assets recorded in connection with our various acquisitions. As a result, in the year ended December 31, 2001, we recorded an impairment charge of approximately Euro 22.0 million for goodwill, Euro 6.4 million for other intangible assets, Euro 3.9 million for telecommunication switches, and Euro 4.8 million for loss on disposal of assets.

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

RESULTS OF OPERATIONS

Total revenues increased by 9.2% from Euro 35.8 million in 2000 to Euro 39.1 million in 2001, primarily due to increased payments received under leases at our Internet data centers, which provide us with a stream of recurring revenues. Internet data center revenues increased by 101.6% from Euro 5.0 million in 2000 to Euro 10.1 million in 2001. In 2001, Internet data center revenues represented 25.9% of total revenues as compared to 14.0% in 2000. E-business revenues decreased by 51.5% from Euro 4.4 million in 2000 to Euro 2.2 million in 2001 and represented 12.4% and 5.5% of our total revenues in 2000 and 2001, respectively. The decrease in E-business revenues is primarily the result of a reduction in the number of Internet projects we conducted in 2001 due to the significant downturn in the telecommunications industry. Connectivity revenues increased by 1.7% from Euro 26.4 million in 2000 to Euro 26.8 million in 2001. In 2001, connectivity revenues represented 68.6% of total revenues as compared to 73.6% in 2000.

We derived Euro 25.1 million or 64.2% of total revenues from our operations in Germany in 2001 compared with Euro 20.9 million or 58.4% in 2000, Euro 6.5 million or 16.7% of total revenues from our operations in Italy in 2001 compared with Euro 8.0 million or 22.4% in 2000, and Euro 7.5 million or 19.2% of total revenues from our operations in other parts of Europe in 2001 compared with Euro
6.9 million or 19.2% in 2000. Due to our weak financial position, in 2002, we made the decision to sell our operations in Italy as soon as reasonably practicable as we do not have the financial resources to support these operations.

Other than Telehouse, which leases our data centers in Frankfurt, Munich and Hamburg, Germany, no customer represented more than 10% of total revenues in 2000 and 2001.

DIRECT COST OF SERVICES

Direct cost of services increased 8.6% from Euro 23.1 million in 2000 to Euro
25.1 million in 2001. Direct cost of services consists of (i) telecommunications expenses which primarily represents the cost of transporting Internet traffic from our customers' locations through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and (ii) the cost of hardware and software sold. We primarily utilize leased lines for our backbone network, and to connect our network to our major customers' premises. Direct cost of services as a percentage of revenues decreased marginally from 64.5% in 2000 to 64.2% in 2001.

NETWORK OPERATIONS

Network operations costs decreased 6.7% from Euro 8.4 million in 2000 to Euro
7.9 million in 2001, primarily as a result of a reduction in our workforce and the streamlining of our operations due to the significant downturn in the telecommunications industry in 2001. We reduced the number of technical and operational personnel we employed to approximately 63 people at December 31, 2001 from approximately 106 people at December 31, 2000, primarily through attrition. Network operations primarily consist of (i) the personnel costs of technical and operational staff and related overhead, (ii) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenue, and (iii) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues, fell from 23.5% in 2000 to 20.1% in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 6.8% from Euro 19.8 million in 2000 to Euro 18.5 million in 2001, primarily as a result of a reduction in our workforce and the streamlining of our operations due to the significant downturn in the telecommunications industry in 2001. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff and office rent. As a percentage of revenues, general and administrative expenses fell from 55.3% in 2000 to 47.3% in 2001.

We reduced the number of our general and administrative staff from approximately 73 people at the end of 2000 to approximately 46 people at the end of 2001, primarily through attrition. The reductions were mostly in the areas of finance and accounting, human resource management, IT, executive management and other support functions. We have been taking measures since the first quarter of 2000 to find synergies in our operations and to reduce the number of staff in non-essential support functions.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by 24.1% from Euro 13.4 million in 2000 to Euro 10.2 million in 2001, primarily as a result of a reduction in marketing and advertising expenses due to cost reduction initiatives we have undertaken given the significant downturn in the telecommunications industry. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. Although we increased the number of sales and marketing staff we employ from approximately 96 as of December 31, 2000 to approximately 116 as of December 31, 2001, we have been able to optimize our salary structure with base and variable salary. As a percentage of revenues, our sales and marketing expenses fell from 37.5% in 2000 to 26.1% in 2001.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased from Euro 1.5 million (or 4.2% of revenues) in 2000 to Euro 0.4 million (or 0.9% of revenues) in 2001. Research and development expenses consisted primarily of costs of employees working on product development, consulting costs and certain overhead items. To reduce costs, we acquired more products from partners and suppliers, minimizing the need for in-house development.

IMPAIRMENT OF ASSETS AND OTHER ASSET WRITE-OFFS

As a result of the significant negative industry and economic trends impacting our operations and expected future growth rates, we performed assessments of certain long-lived assets as part of our review of financial results during 2001. The conclusion of these assessments resulted in a write down of Euro 3.9 million for telecommunication switches and Euro 4.8 million for loss on disposal of assets.

In addition, as part of our review of financial results during 2001, we performed an assessment of the carrying values of goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed in light of the significant negative industry and economic trends impacting our operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of that assessment was that the decline in market conditions within our industry was significant and other than temporary. As a result, we recorded an impairment charge of approximately Euro 22.0 million for goodwill and Euro 6.4 million for other intangible assets, in the year ended December 31, 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value was determined based on the assumptions supporting estimated future cash flows and reflected management's best estimates.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased from Euro 19.6 million in 2000 to Euro 20.2 million in 2001, reflecting further depreciation of property and equipment and increased amortization of goodwill related to acquisitions. Goodwill represented the excess of the purchase price over the fair value of the tangible assets of companies we acquired. Goodwill was amortized over periods from five to ten years.

EQUITY IN LOSSES OF EQUITY-METHOD INVESTEES

Losses of equity-method investees reflects our portion of the loss from our minority investment in B&N Software and the amortization of goodwill related to the investment.

INTEREST INCOME AND EXPENSE

Interest expense decreased from Euro 35.2 million in 2000 to Euro 25.7 million in 2001 as a result of the early extinguishment of certain of our indebtedness in 2000 and 2001. Interest income decreased from Euro 5.4 million in 2000 to Euro 1.5 million in 2001 and represented interest earned on the proceeds of offerings before the proceeds were utilized in our business.

INCOME TAXES

We recorded income tax benefits of Euro 7.0 million in 2000 and income tax costs of approximately Euro 27.7 million in 2001. This change is primarily due to a valuation allowance that has been recorded. In 2001, as the Company has incurred losses since inception and does not expect to achieve profitability in the near future, the Company has recorded a full valuation allowance against its net deferred tax assets since realization of these future benefits is uncertain. The majority of our deferred tax assets relate to net operating loss carry forwards generated by our German operations. The loss carry forwards have an indefinite life under the current German tax law.


EXTRAORDINARY ITEMS

During 2001, we repurchased Euro 11.5 million ($10.6 million) of our 14% Senior Notes due 2009 (the "Notes") generating an after-tax gain of Euro 4.6 million. The Notes were repurchased at average prices equal to 28.9% of face value. As required by the terms of the Notes, we had established an escrow account to provide for payment in full of the first six scheduled interest payments on the Notes. The amounts contained in the escrow account are carried on our balance sheet as "Restricted investments". As a result of the repurchase of Notes, approximately Euro 2.3 million was released from the escrow account and became available to us. The purchase price of the Notes repurchased, net of amounts released from the escrow account, was approximately Euro 1.0 million. The face amount of the Notes outstanding at December 31, 2001 was approximately Euro 75.8 million ($66.8 million).

The amount shown as an extraordinary item represents the difference between the amount paid to repurchase the Notes and the carrying value on the balance sheet, as of the date of extinguishments, net of associated transaction costs and taxes.

OUTLOOK

In 2001, the telecommunications industry underwent a significant adjustment, particularly in the United States and Europe. Following a period of rapid economic growth in 1999 and 2000, we saw a continued tightening in the capital markets and slowdown in the telecommunications industry throughout 2001. This resulted in lower capital spending by industry participants and substantially less demand for our products and services as customers focused on maximizing their return on invested capital. As a result, our results of operations and financial condition were materially adversely affected. It is difficult to predict the duration or severity of this industry adjustment, as growth in industry spending is not expected to occur until economic concerns have subsided and the anticipated rationalization of the industry is well underway. Market visibility remains limited given the uncertainty of the economic downturn and its impact on our customers' business and spending plans. We do not expect that results of operations for any quarter will necessarily be consistent with our quarterly historical profile or indicative of results to be expected for future quarters.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

Total revenues increased by 71.2% from Euro 20,928,000 in 1999 to Euro 35,831,000 in 2000. Internet Project revenues decreased by 16.4% from Euro 5,315,000 in 1999 to Euro 4,446,000 in 2000 and represented 25.4% and 12.4% of our total revenues in 1999 and 2000, respectively. Network Services revenues increased by 101% from Euro 15,613,000 in 1999 to Euro 31,385,000 in 2000. In
2000, Network Services represented 87.6% of total revenues as compared to 74.6% in 1999.

The increase in revenue from Network Services is partially a result of an expansion of our customer base, which provides us with a stream of recurring revenues. Although in 2000 we focused primarily on building these recurring revenues from Network Services, building relationships with customers through Internet Projects remained a continuing strategy. In addition, 2000 Network Service revenues include a full year of revenues for Sunweb, Cybernet Italia Spa and Novento, compared with nine months of Sunweb revenues, six months of Cybernet Italia revenues and three months of Novento revenues in 1999.

The decrease in Internet Project revenues is mostly the result of our decision to be more selective when taking on Internet Projects in order to apply scarce human resources to the projects most likely to generate long-term relationships and generate revenues from network-based services.

We derived Euro 20,918,000 or 58.4% of total revenues from our operations in Germany compared with Euro 11,338,000 or 54.2% in 1999, and Euro 8,040,000 or 22.4% of total revenues from our operations in Italy compared with Euro 5,161,000 or 24.7% in 1999. We derived Euro 3,859,000 or 10.8% of total revenues from our operations in Austria compared with Euro 3,529,000 or 16.9% in 1999, and Euro 3,014,000 or 8.4% of total revenues from our operations in Switzerland compared with Euro 900,000 or 4.3% in 1999.

In Germany, the largest customer provides 11.8% of the revenues derived from that market. In Italy 3% of revenues is derived from the largest customer. In Austria 5% of revenues is derived from the largest customer. In Switzerland we do not have any single customer which represented a significant percentage of revenues in that market.

DIRECT COST OF SERVICES

Direct cost of services increased 73.0% from Euro 13,364,000 in 1999 to Euro 23,117,000 in 2000. Direct cost of services consists of 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. Cybernet mainly utilizes leased lines for it's backbone network, and to connect its network to its major customers' premises. Direct cost of services as a percentage of revenues increased from 63.9% in 1999 to 64.5% in 2000.

NETWORK OPERATIONS

Network operations costs increased 14.7% from Euro 7,345,000 in 1999 to Euro 8,426,000 in 2000. Network operations mainly consist of 1) the personnel costs of technical and operational staff and related overheads, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenue and 3) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues fell from 35.1% in 1999 to 23.5% in 2000.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased from Euro 9,630,000 in 1999 to Euro 19,563,000 in 2000. This increase reflects increased depreciation of capital expenditures for property and equipment purchased to build the corporate infrastructure necessary to support our anticipated growth, and increased amortization of goodwill related to our 1999 and 2000 acquisitions. Goodwill represents the excess of the purchase price of companies we purchased over the fair value of the tangible assets of those companies. Goodwill was amortized over periods from five to ten years.

IMPAIRMENT OF LONG LIVED ASSETS

During 2000 we re-focused our activities towards our core business. As a consequence we cut or re-assessed certain projects and initiatives, such as voice telephony. As a result, we recorded impairment losses of approximately Euro 1,620,000.

Furthermore, due to management restructuring of certain subsidiaries certain key management employees left us resulting in an impairment of capitalized management contracts, requiring the recognition of an impairment loss of approximately Euro 645,000 on these specific management contracts in 2000.

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

INCOME TAXES

We recorded income tax benefits of Euro 13,500,000 in 1999 and Euro 6,976,000 in 2000. This decrease is mainly due to the adjustment necessary to revalue our year end deferred tax assets at the new corporate tax rate in Germany, that has been reduced to 25% from 40%. In addition, a valuation allowance has been established against some of the deferred tax assets arising from certain of our operating losses to reflect the estimated amount which most likely will not be realized. The majority of our deferred tax assets relate to net operating loss carry forwards generated by our German operations. The loss carry forwards have an indefinite life under the current German tax law.

EXTRAORDINARY ITEMS

During 2000, we repurchased Euro 77.1 million ($72.6 million) of our Notes generating a gain of Euro 17.8 million. The Notes were repurchased at average prices equal to 43% of face value. As required by the terms of the Notes, we had established an escrow account to provide for payment in full of the first six scheduled interest payments on the Notes. The amounts contained in the escrow account are carried on our balance sheet as "Restricted investments". As a result of the repurchase of Notes, approximately Euro 20.4 million was released from the escrow account and became available to us. The purchase price of the Notes repurchased, net of amounts released from the escrow account, was approximately Euro 13.5 million. The face amount of the Notes outstanding at December 31, 2000 was approximately Euro 82.2 million ($77.4 million).

The amount shown as an extraordinary item represents the difference between the amount paid to repurchase the Notes and the carrying value on the balance sheet, as of the date of extinguishments, net of associated transaction costs and taxes.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth primarily from the proceeds of private and public sales of securities and, accordingly, have incurred a significant amount of debt. Total net proceeds of debt and equity offerings in the past five years amounted to approximately $293 million, including the issuance of $225 million of public debt during 1999. Additionally, our subsidiaries have financed the acquisition of certain equipment with capital lease obligations. As a result of the significant adjustment in the telecommunications industry and capital market trends in 2001, our financial condition has been materially adversely affected. The significant amount of debt we have incurred has hindered our ability to raise further funds. We currently do not have sufficient cash to finance our operations over the next month and are dependent upon our credit facility. Due to our weak financial position, in 2002, we made the decision to sell our operations in Italy as soon as reasonably practicable.

Our working capital, defined as the excess of our current assets over our current liabilities, was Euro 1.6 million at December 31, 2001.

At December 31, 2001, we had unrestricted cash, and cash equivalents and short-term investments totaling approximately Euro 2.9 million as compared to Euro 29.0 million at December 31, 2000. The decrease in cash and cash equivalents and short-term investments during the year was due to cash needed to fund our operations and investments made in building our data centers throughout Germany.

In accordance with the provisions of our senior debt, we are required to maintain investments in escrow to cover the first six scheduled interest payments on the debt. Accordingly, we had restricted investments of approximately Euro 10.6 million at December 31, 2001.

Operating activities used cash of Euro 24.3 million and Euro 58.6 million in the years ended December 31, 2001 and 2000, respectively, primarily to fund operations.

Investing activities provided cash of Euro 27.0 million and Euro 29.7 million in the years ended December 31, 2001 and 2000, respectively. Investing activities generated cash primarily from sales of short-term investments used to fund operations. Expenditures for property and equipment consisted primarily of purchases of equipment and investments related to our data centers, Internet backbone and other equipment. Our capital expenditures decreased from Euro 23.9 million in 2000 to Euro 5.9 million in 2001.

Financing activities used cash of Euro 5.1 million and Euro 37.8 million in the years ended December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, we spent Euro 3.7 million to repurchase units of our senior debt. As a result of these purchases, Euro 2.3 million of previously restricted investments were released of the restrictions imposed by the debenture agreement relating to such debt. Accordingly, the net impact on unrestricted cash to repurchase bonds with a face value of Euro 11.5 million was a decrease of Euro
1.4 million.

At December 31, 2001, we had available combined cumulative tax loss carry forwards of approximately Euro 96.0 million most of which relate to operations subject to German tax. Under current German tax law, these tax loss carry forwards have no expiration date. We have provided a valuation allowance against these loss carry forwards to reflect the estimated amount that may not be realized.

On January 29, 2002, we entered into an Option Agreement with Telehouse pursuant to which we granted an option to Telehouse to (i) purchase the Assets at the Data Centers sub-leased by Telehouse from us, and (ii) allow Telehouse to enter into leases at the Data Centers directly with the lessor (which requires us to terminate the leases at these Data Centers), for gross proceeds of approximately Euro 33.6 million (net proceeds of approximately Euro 30.0 million). Telehouse paid us approximately Euro 1.3 million in cash in consideration of the grant of the Option, most of which will be applied towards the purchase price in the event the Option is exercised. The exercise date of the Option has been extended from March 31, 2002 to April 30, 2002 by agreement of the parties. To date, the Option has not been exercised. See "Item 1. Business - Recent Developments".

On March 12, 2002, we entered into the Credit Facility Agreement which provided for a revolving term credit facility in the aggregate principal amount of up to Euro 7.0 million to be made available to us under three tranches.

The first tranche under the credit facility in the principal amount of Euro 949,000 must be used for the purpose of making stipulated payments under the Settlement Agreement and the payment of financing fees and expenses pursuant to the Credit Facility Agreement. The second tranche in the principal amount of up to Euro 1,500,000 must be used solely to finance our working capital and for general corporate requirements. The third tranche in the principal amount of Euro 4,551,000 must be used solely to restructure our current indebtedness and, in conjunction therewith, to finance our working capital requirements.

The credit facility bears interest at 14% per annum and has a term of one year to be paid or repaid on the earlier of March 12, 2003 (which date the Lender may extend at its sole option for additional periods of 12 months per extension) and the occurrence of an event of default as set out in the Credit Facility Agreement.

As continuing security for the performance of all of our obligations under the credit facility, we pledged certain securities held by us in certain of our subsidiary companies or companies in which we have an interest and provided a security interest in all of our right, title and interest in and to presently owned or held and after acquired personal property, assets and undertakings (other than real property) and all proceeds thereof and therefrom.

The advancement of funds under the credit facility is subject to certain conditions precedent, including, but not limited to, our representations and warranties in the Credit Facility Agreement and related documents being true and correct and there being no event that has occurred or is continuing or that would result from such an advance of funds under the credit facility that constitutes or would constitute a default or an event of default under the terms of the Credit Facility Agreement. In addition, the advancement of funds under the second tranche and third tranche is subject to supplemental conditions precedent.

The credit facility contains various covenants restricting, among other things, our ability to incur indebtedness, merge or dispose of assets, and make distributions, loans and investments.

Events of default under the credit facility are customary for facilities of this type, including, but not limited to, the failure to pay principal and interest as it becomes due, the failure to perform certain covenants and the occurrence of a change of control with respect to us or any of our subsidiaries.

The Credit Facility Agreement and the transactions contemplated thereby were unanimously approved by a quorum of the Board of Directors existing prior to the Stockholders' Meeting.

We are dependent upon the credit facility to continue operations. Without further advances under the credit facility, we do not have sufficient funds to continue our operations over the next month. However, if the acquisition by Telehouse of our Data Centers is completed, we would receive gross proceeds of approximately Euro 33.6 million (net proceeds of approximately Euro 30.0 million). There can be no assurance that we will receive further advances under the credit facility or that the Option will be exercised by Telehouse or, if we do receive such further advances and/or Telehouse exercises the Option, that we will have sufficient funds to continue operations in the future or that we will be successful in returning our operations to profitability. We may need to obtain additional financing in the future and there can be no assurance that we will be successful in obtaining such financing or on terms satisfactory to us.

FORWARD-LOOKING STATEMENTS

Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as "could", "expects", "may", "anticipates", "believes", "intends", "estimates", "plans", and similar expressions, are forward-looking statements. These address our business, results of operations and financial condition, and include statements based on current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate and our beliefs and assumptions regarding such operating environment, economies and markets. In addition, we or others on our behalf may make other written or oral statements which constitute forward-looking statements. This information and such statements are subject to important risks, uncertainties and assumptions, which are difficult to predict. The results or events predicted in these statements may differ materially from actual results or events. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors set forth below. Except as otherwise required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

WE ARE DEPENDENT UPON THE CREDIT FACILITY TO CONTINUE OPERATIONS AFTER THE NEXT MONTH.

We have been financing our operations through proceeds from the public and private sales of our securities. Accordingly, we have incurred a substantial amount of debt. As a result of the significant downturn in the telecommunications industry and capital market trends in 2001, our financial condition has been materially adversely affected. The significant amount of debt we have incurred has hindered our ability to raise further funds. We do not have sufficient funds to continue our operations over the next month. We are dependent upon the credit facility to continue operations, unless the acquisition by Telehouse of our Data Centers is completed prior to exhausting our funds. Although we have received payment under the first tranche of the credit facility, there can be no assurance that we will receive further advances under the credit facility or that the Option will be exercised by Telehouse or, if we do receive such further advances and/or Telehouse exercises the Option, that we will have sufficient funds to continue operations in the future or that we will be successful in returning our operations to profitability. We may need to obtain additional financing in the future and there can be no assurance that we will be successful in obtaining such financing or on terms satisfactory to us.

WE HAVE INCURRED A SUBSTANTIAL AMOUNT OF DEBT, WHICH HINDERS OUR ABILITY TO RAISE FURTHER FUNDS.

In order to finance our business, we may need to secure additional sources of funding in addition to our credit facility, including debt and/or equity financing, in the future. However, we have incurred a substantial amount of debt, which hinders our ability to raise further funds. There can be no assurance that we will be able to secure additional funding in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, poor business performance or lower than expected cash inflows could have materially adverse consequences on the operation of our business.

Other effects of a high level of debt include the following:

     o we may have difficulty borrowing money in the future, or accessing sources of funding;

     o we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

     o a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and

     o if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities.

WE HAVE AND ARE CONTINUING TO STREAMLINE OPERATIONS AND ACTIVITIES AROUND OUR CORE MARKETS AND BUSINESS STRATEGIES AND REDUCE COSTS.

In response to changes in industry and market conditions, we have engaged in activities to streamline our business and reduce costs. We have based our work plan on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment, which may prove not to be accurate. We are currently reviewing our strategic options with regard to the future direction of our business.

In connection with reviewing our strategic options, we have assessed, and will continue to assess, our business strategies, whether we should dispose of or discontinue various businesses, assets or subsidiaries or further reduce our workforce and level of business activity or make other significant changes to our operations or otherwise, as well as review the recoverability of our tangible and intangible assets associated with our businesses. Any decision to further limit investment or to dispose of or otherwise exit businesses or make other significant changes may result in the recording of additional charges, such as workforce reduction costs, facilities reduction costs, asset write downs and contractual settlements. Additionally, estimates and assumptions used in asset valuations are subject to uncertainties, as are accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and other intangible assets. As a result, future market conditions may result in further charges for the write down of tangible and intangible assets.

WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT THE INITIATIVES WE HAVE UNDERTAKEN AND, EVEN IF SUCCESSFULLY IMPLEMENTED, THESE INITIATIVES MAY NOT BE SUFFICIENT TO MEET THE CHANGES IN INDUSTRY AND MARKET CONDITIONS AND TO ACHIEVE FUTURE PROFITABILITY.

We must successfully implement our work plan if we are to adjust our cost structure to reflect current and expected future economic conditions, market demands and revenues, and to achieve future profitability. We must also manage the potentially higher growth areas of our business effectively, as well as the non-core areas of our business, in light of current and expected future market demands and trends.

Under our work plan, we have implemented a number of initiatives, including writing down our tangible and intangible assets, to streamline our business. However, our work plan, including workforce reductions, may not be sufficient to meet the changes in industry and market conditions, and such conditions may continue to deteriorate or last longer than we expect. In addition, we may not be able to successfully implement our work plan and may be required to refine, expand or extend our work plan. Furthermore, our workforce reductions may impair our ability to realize our current or future business objectives. Lastly, costs actually incurred in connection with these initiatives may be higher than the estimated costs of such actions and/or may not lead to the anticipated cost savings. As a result, our initiatives may not result in our return to profitability.

ECONOMIC CONDITIONS IN THE UNITED STATES, EUROPE AND GLOBALLY, AFFECTING THE TELECOMMUNICATIONS INDUSTRY, AS WELL OTHER TRENDS AND FACTORS AFFECTING THE TELECOMMUNICATIONS INDUSTRY, ARE BEYOND OUR CONTROL AND MAY RESULT IN REDUCED DEMAND AND PRICING PRESSURE FOR OUR PRODUCTS AND SERVICES.

There are trends and factors affecting the telecommunications industry which are beyond our control and may affect our operations. Such trends and factors include:

     o adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers, to obtain financing or to fund working capital and capital expenditures;

     o adverse changes in the market conditions in our industry and the specific markets for our products and services;

     o visibility to, and the actual size and timing of, capital expenditures by our customers;

     o inventory practices, including the timing of service deployment, of our customers;

     o policies of our customers regarding utilization of single or multiple vendors for the products and services they purchase;

     o the overall trend toward industry consolidation and rationalization among our customers and competitors;

     o governmental regulation or intervention affecting communications or data networking; and

     o   the effects of war and acts of terrorism.

Economic conditions affecting the telecommunications industry, which affect market conditions in the telecommunications and networking industry, in the United States, Europe and globally, affect our business. Reduced capital spending and/or negative economic conditions in the United States, Europe and/or other areas of the world could result in reduced demand for or pricing pressure on our products and services.

RATIONALIZATION AND CONSOLIDATION IN THE TELECOMMUNICATIONS INDUSTRY MAY CAUSE US TO EXPERIENCE A LOSS OF CUSTOMERS.

The telecommunications industry has experienced the consolidation and rationalization of industry participants and we expect this trend to continue. There have been adverse changes in the public and private equity and debt markets for telecommunications industry participants which have affected their ability to obtain financing or to fund capital expenditures. Some operators have experienced financial difficulty and have, or may, file for bankruptcy protection or be acquired by other operators. Other operators may merge and we and one or more of our competitors may each supply products and services to the companies that have merged or will merge. This rationalization/consolidation could result in our dependence on a smaller number of customers, purchasing decision delays by the merged companies and/or our playing a lesser role, or no longer playing a role, in the supply of communications services and solutions to the merged companies.

WE MAY BE MATERIALLY AND ADVERSELY AFFECTED BY CONTINUED REDUCTIONS IN SPENDING BY OUR CUSTOMERS.

A continued slowdown in capital spending by our customers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by our customers has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of the recent changes in industry and market conditions, many of our customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results have been and are expected to continue to be materially and adversely affected by the continued reductions in capital spending by our customers.

WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS AND RATE OF GROWTH.

Our operating results may fluctuate significantly as a result of a number of factors. These factors include:

     o our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, and to streamline our operations;

     o our ability to implement our work plan without negatively impacting our relationships with our customers, the delivery of products and services based on new and developing technologies and at competitive prices, and the retention of qualified personnel;

     o our ability to retain and increase business with existing customers, attract new customers and satisfy our customers' demands;

     o timing and costs of upgrades and developments in our systems and infrastructure;

     o the inherent uncertainties of using estimates and assumptions for asset valuations and the impact of changes in accounting principles used to value assets;

     o   fluctuations in our gross margins;

     o   the impact of acquired businesses and technologies; and

     o the development, introduction and market acceptance of new technologies.

Significant fluctuations in our operating results could contribute to volatility in the market price of our common shares.

OUR GROSS MARGINS MAY BE NEGATIVELY AFFECTED, WHICH IN TURN WOULD NEGATIVELY AFFECT OUR OPERATING RESULTS AND COULD CONTRIBUTE TO VOLATILITY IN THE MARKET PRICE OF OUR COMMON SHARES.

Our gross margins may be negatively affected as a result of a number of factors, including:

     o   increased price competition;

     o   excess capacity;

     o   higher material or labour costs;

     o   obsolescence charges;

     o introductions of new products and services and costs of entering new markets;

     o   increased levels of customer services; and

     o   changes in product and geographic mix.

Lower than expected gross margins would negatively affect our operating results and could contribute to volatility in the market price of our common shares.

FUTURE CASH FLOW FLUCTUATIONS MAY AFFECT OUR ABILITY TO FUND OUR WORKING CAPITAL REQUIREMENTS OR ACHIEVE OUR BUSINESS OBJECTIVES IN A TIMELY MANNER.

Our working capital requirements and cash flows are subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, collection of receivables and customer payment terms. Our inability to manage cash flow fluctuations resulting from such factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

WE HAVE A LIMITED OPERATING HISTORY AND OUR STOCK PRICE IS VOLATILE.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. The trading price of our common stock may fluctuate significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, including:

     o   general economic conditions;

     o   changes in interest rates;

     o   conditions or trends in the Internet industry;

     o fluctuations in the stock market in general and market prices for Internet-related companies in particular;

     o   quarterly variations in operating results;

     o changes in capital structure, including issuance of additional debt or equity to the public;

     o   additions or departures of key personnel; and

     o   corporate restructurings, including layoffs or closures of facilities.

WE HAVE MADE STRATEGIC ACQUISITIONS IN ORDER TO ENHANCE THE EXPANSION OF OUR BUSINESS. IF WE ARE NOT SUCCESSFUL IN OPERATING OR INTEGRATING THESE ACQUISITIONS, OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION MAY BE MATERIALLY AND ADVERSELY AFFECTED.

In the past, we acquired companies to enhance the expansion of our business and products. Acquisitions involve significant risks and uncertainties. These risks and uncertainties include:

     o the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;

     o the risk that future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

     o the generation of insufficient revenues by acquired businesses to offset increased operating expenses associated with these acquisitions;

     o the potential difficulties in integrating new products, businesses and operations in an efficient and effective manner;

     o   the potential loss of key employees of the acquired businesses;

     o the risk that acquired businesses will divert the attention of our senior management from the operation of our business; and

     o the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

OUR BUSINESS MAY SUFFER IF STRATEGIC ALLIANCES WHICH WE HAVE ENTERED INTO ARE NOT SUCCESSFUL.

We have entered into a number of strategic alliances with members in our industry. If a member of a strategic alliance fails to perform its obligations, if the relationship fails to develop as expected, or if the relationship is terminated, we could experience impairment of our relationships with our customers.

Our present and future strategic alliances may create risks such as:

     o disruption of our ongoing business, including loss of management focus on existing business;

     o impairment of relationships with existing employees, customers and companies with which we have formed strategic alliances; and

     o   problems retaining key technical and managerial personnel.

WE MAY NOT BE ABLE TO RETAIN THE SPECIALIZED TECHNICAL AND MANAGERIAL PERSONNEL NECESSARY TO ACHIEVE OUR BUSINESS OBJECTIVES.

Competition for certain key positions and specialized technical personnel in the high-technology industry is intense, despite current economic conditions. We believe that our future success depends in part on our ability to retain qualified personnel in a timely manner, particularly key members of senior management and in our key areas of potential growth. A key factor in retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans and employee investment plans.

The value of these opportunities may be adversely affected by the volatility or negative performance of the market price for our common shares.

WE FACE SIGNIFICANT COMPETITION AND MAY NOT BE ABLE TO MAINTAIN OUR MARKET SHARE AND MAY SUFFER FROM COMPETITIVE PRICING PRACTICES.

We operate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. Competition is heightened in periods of slow overall market growth. These factors could result in aggressive pricing practices and growing competition from start-up companies, established competitors, as well as well-capitalized computer systems and communications companies, which, in turn, could have a material adverse effect on our results of operations and financial condition.

We expect that we will face additional competition from existing competitors and from a number of companies that have entered or may enter our existing and future markets. Some of our current and potential competitors have greater marketing, technical and financial resources, including the ability to provide customer financing in connection with the sale of products and services. Many of our current and potential competitors have also established, or may in the future establish, relationships with our current and potential customers. Increased competition could result in price reductions, negatively affecting our operating results, reducing profit margins and potentially leading to a loss of market share.

FLUCTUATING EXCHANGE RATES BETWEEN THE US DOLLAR AND EURO MAY NEGATIVELY IMPACT OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

We carry a substantial amount of debt in US dollars, but our reporting currency is the Euro. Accordingly, fluctuations in exchange rates between the US dollar and Euro can have a material adverse effect on our results of operations and financial condition. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk".

WE OPERATE IN A HIGHLY DYNAMIC AND VOLATILE INDUSTRY CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGIES AND EVOLVING INDUSTRY STANDARDS.

Our industry is characterized by rapidly changing technologies and evolving industry standards. Our success will depend on our ability to comply with emerging industry standards, to address emerging market trends and to compete with technological and other developments carried out by others. We may not be successful in targeting new market opportunities or in achieving market acceptance for our businesses.

CHANGES IN REGULATION OF THE INTERNET MAY AFFECT THE MANNER IN WHICH WE CONDUCT OUR BUSINESS AND MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

There are currently few domestic or international laws or regulations that apply directly to access to or commerce on the Internet. We could be materially and adversely affected by regulation of the Internet in any country where we operate in respect of such technologies as voice over the Internet, encryption technology and access charges for Internet service providers. We could also be materially and adversely affected by increased competition as a result of the continuing deregulation of the telecommunications industry. If a jurisdiction in which we operate adopts measures which affect the regulation of the Internet or the deregulation of the telecommunications industry, we could experience both decreased demand for our products and increased costs of selling such products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on our business, results of operations, and financial condition.

FOREIGN CURRENCY

Our operations are conducted in international markets and our consolidated financial results are subject to foreign currency exchange rate fluctuations. Since the majority of our operations are conducted in Euro and in currencies that are linked to the Euro, we report our consolidated financial results in Euro. However, we have incurred a substantial amount of debt in US dollars. Accordingly, our financial position for any given period, when reported in Euro, can be significantly affected by the exchange rate for the US dollar to the Euro prevailing during that period.

We translate foreign assets and liabilities into Euro at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect our net earnings.

In the year ended December 31, 2001, we reported a net Euro 0.1 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased to Euro 0.7 million at December 31, 2001 from Euro
0.6 million at December 31, 2000.

The average and period end exchange rates for the US dollar to the Euro for the periods indicated are as follows:



                                                          YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                           2001                      2000
                                                  ---------------------      ------------------

                                                             PERIOD                      PERIOD
                                             PERIOD END      AVERAGE       PERIOD END    AVERAGE
                                             ----------      -------       ----------    -------
               RATES OF EXCHANGE
               Euro.....................       1.1347        1.1166          1.0620          1.0850

Based upon the period average exchange rate in 2001, the US dollar increased by approximately 2.9% in value against the Euro since December 31, 2000.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risks we are exposed to are interest rate and foreign currency exchange rate fluctuations. We manage our exposure to interest rate fluctuations by maintaining our cash balances in deposits at banks and in highly liquid short-term investments, such as money market mutual funds, which lowers our exposure to interest rate fluctuations. We have not entered into any derivative hedging instruments to reduce the risk of exchange rate fluctuations.

As a result of our private unit offering in July 1999 and private discount notes offering in August 1999, we have a substantial amount of debt in US dollars. Our reporting currency is the Euro. The majority of our foreign exchange rate exposure for financial statement reporting purposes relates to the translation of our US dollar debt into Euro which is impacted by changes in the exchange rate between the Euro and the US dollar. Significant fluctuations in the US dollar to Euro exchange rate affects the amount of Euro required to satisfy this debt. We estimate that a 10% increase in the exchange rate for the US dollar to the Euro would increase the Euro amount required to settle the debt outstanding from the private unit offering and the private discount notes offering by approximately Euro 13.1 million.

We prepared a sensitivity analysis to assess the impact of exchange rate fluctuations on our 2001 operating results. Based on this analysis, we estimate that a 6% increase in the exchange rate for the US dollar to the Euro would have increased our reported net loss for 2001 by approximately Euro 7.6 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in this annual report beginning on page F-1.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to pages 12 to 14 and 17 and 18 of the Registrant's definitive proxy statement filed February 21, 2002.

We currently have five directors. In accordance with the terms of our Certificate of Incorporation and By-Laws, our Board of Directors is divided into three classes: Class A, whose term will expire at the annual meeting of stockholders to be held in 2005; Class B, whose term will expire at the annual meeting of stockholders to be held in 2003; and Class C, whose term will expire at the annual meeting of stockholders to be held in 2004. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve until the third annual meeting following election and until their successors are duly elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Mr. Eder, Dr. di Fraia, Mr. Besner and Mr. Fratarcangelo are no longer our directors and/or officers. See "Item 1. Business - Recent Developments". Following is information relating to our recently elected and/or appointed directors and executive officers:

MICHAEL J. SMITH, age 53, has been our President, Chief Executive Officer and a Class C director since March 12, 2002. Mr. Smith is the President and Chief Executive Officer and a director of MFC. Mr. Smith has been the President and Chief Executive Officer of MFC since 1996 and a director since 1986. Mr. Smith is also a director of TriMaine Holdings, Inc., Drummond Financial Corporation and Euro Trade & Forfaiting, Inc. and a member of the management board of Digitale Telekabel AG. Formerly, Mr. Smith was the Executive Vice-President, Chief Financial Officer, Secretary and a trustee of Mercer International Inc. from 1985 to 1996. Mr. Smith was one of the founding members of the Prentiss Howard Group, a company organized in 1979 which assists domestic and international companies with investments, mergers and acquisitions.

ROY ZANATTA, age 37, has been our Secretary, Treasurer and a Class B director since March 12, 2002. Mr. Zanatta has been the Secretary, Vice-President and a director of MFC since 1996. Mr. Zanatta is also a director of TriMaine Holdings, Inc. Formerly, Mr. Zanatta consulted for and held positions with the British Columbia Hydro and Power Authority, the Canadian Standards Association and Atomic Energy of Canada Ltd. Mr. Zanatta earned a B.A.Sc. degree in 1987 from the University of British Columbia (Canada) and an MBA in 1991 from McGill University (Canada).

EDUARD SELIGMAN, age 36, has been a Class C director since March 12, 2002. Mr. Seligman is a Vice-President of MFC Merchant Bank S.A., a fully licensed Swiss bank. Mr. Seligman has been an employee of MFC Merchant Bank S.A. since 1998. Mr. Seligman is also a member of the management board of Digitale Telekabel AG. Formerly, Mr. Seligman held the position of co-manager of a private fund with Performance Plus S.A. (Switzerland) from 1996 to 1998 and worked in the commercial department of Credit Suisse from 1993 to 1995. Mr. Seligman is a Certified Financial Analyst and earned a lic. Oec. HSG. degree in 1992 from the St. Gallen University for Business Administration, Law and Social Studies (Switzerland).

GREG ELDERKIN, age 38, has been a Class B director since March 12, 2002. Mr. Elderkin is the Executive Vice President, a director and the designated real estate broker at Pacific West Brokerage, Inc. Mr. Elderkin has held these positions since 1989. In addition, Mr. Elderkin is a co-founder and director of the SFG Funds, a private real estate lending organization, and a director of Med Net International Ltd., a Toronto Stock Exchange listed company.

SLOBODAN ANDJIC, age 57, has been a Class A director since March 12, 2001. Mr. Andjic has also been a director of Euro Trade Forfaiting Inc. since October 10, 2000 and a director of Marine Shuttle Operations Inc. since January 11, 2002. Mr. Andjic has served as Vice President and a director of Swiss Investment Group since 1998. He served as an advisor to the President of Mercur and a director and coordinator of the Mercur group of companies from 1996 to 1998. Mr. Andjic was the Chairman of Yugoexport Athens Company from 1994 to 1996.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to pages 16 to 26 of the Registrant's definitive proxy statement filed February 21, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The table below provides information on exercises of options to purchase shares of our common stock during 2001 by the Named Executive Officers and information with respect to unexercised options held by the Named Executive Officers at December 31, 2001:


                                                           NUMBER OF SECURITIES              VALUE OF UNEXERCISED IN-THE-
                        SHARES                            UNDERLYING UNEXERCISED               MONEY OPTIONS AT FISCAL
                     ACQUIRED ON            VALUE       OPTIONS AT FISCAL YEAR-END                     YEAR-END
                       EXERCISE           REALIZED                 (#)                                   (E)
NAME                     (#)                 (E)        EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE(1)
-------------------  -----------          ---------    ---------------------------           ----------------------------
Andreas Eder              -                   -               235,484/244,516                            -/-

Bernd Buchholz            -                   -               155,270/324,730                            -/-

Paolo V. Di Fraia         -                   -               213,262/266,738                            -/-

---------------------
(1) Based on the closing price of our shares of common stock on the OTC Bulletin Board on December 31, 2001 of $0.37.

EMPLOYMENT CONTRACTS

On March 12, 2002, pursuant to the Settlement Agreement we entered into a termination agreement with Mr. Eder in connection with his employment agreement with us. Under the terms of the termination agreement, the employment agreement between Mr. Eder and us is to be terminated effective September 15, 2002, unless terminated earlier by written notice of 30 days. In that regard, Mr. Eder also agreed to resign as a director and/or officer of our subsidiaries on or before the termination date. Under the terms of the termination agreement, Mr. Eder is entitled to receive Euro 14,913 per month until the termination date unless his employment is terminated earlier for cause. In addition, he received Euro 115,000 upon the signing of the termination agreement and will receive a further Euro 115,000 on the termination date (provided that his employment has not been terminated earlier for cause) and Euro 287,000 if Telehouse completes the sale and transfer agreement under the option agreement as described in "Item 1. Business - Recent Developments". Mr. Eder is also entitled to receive options to purchase up to 262,222 shares of our common stock exercisable as to 144,444 shares as of February 28, 2002 at a price of Euro 9.02 per share, exercisable as to 40,000 shares as of February 28, 2002 at a price of Euro 4.19 per share and exercisable as to 77,778 shares as of March 1, 2002 at a price of Euro 1.89 per share, subject to the provisions of the Cybernet 1998

Stock Incentive Plan. The termination agreement also contains provisions as to confidentiality, non-solicitation and settlement of claims. (See "Item 1. Business - Recent Developments".

On March 12, 2002, pursuant to the Settlement Agreement we entered into a termination agreement with Dr. di Fraia in connection with his employment agreement with us. Under the terms of the termination agreement, his employment agreement with us is to be terminated effective September 15, 2002, unless terminated earlier by written notice of 30 days. Dr. di Fraia agreed to resign as a director and/or officer of our subsidiaries on or before the termination date. Under the termination agreement, Dr. di Fraia is entitled to receive Euro 12,784 per month until the termination date unless his employment is terminated earlier for cause. In addition, he received Euro 82,500 upon the signing of the termination agreement, will receive Euro 82,500 on the termination date (provided that he has not been earlier terminated for cause) and Euro 205,000 if Telehouse completes the sale and transfer agreement under the option agreement as described in "Item 1. Business - Recent Developments". Mr. Eder is also entitled to receive options to purchase up to 240,000 shares of our common stock exercisable as to 40,000 shares as of February 28, 2002 at a price of Euro 4.19 per share, exercisable as to 77,778 shares as of March 1, 2002 at a price of Euro 1.89 per share and exercisable as to 122,222 shares as of March 9, 2002 at a price of Euro 8.19 per share, subject to the provisions of the Cybernet 1998 Stock Incentive Plan. The termination agreement also contains provisions as to confidentiality, non-solicitation and settlement of claims. See "Item 1. Business - Recent Developments".

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 12, 2002 regarding beneficial ownership of shares of our common stock by:

         (1) each stockholder known by us to be the beneficial owner of more than five (5%) percent of the outstanding shares of common stock;

         (2)      each of our current directors and executive officers; and

         (3) all of our current directors and executive officers as a group.

The information presented has either been furnished to us by beneficial owners of our common stock or is based upon filings made with the U.S. Securities and Exchange Commission. As ofMarch 12, 2002, there were 26,535,627 shares of our common stock outstanding.




                                                                    AMOUNT OF           PERCENTAGE OF
                                                                     COMMON              OUTSTANDING
                                                                      STOCK                COMMON
                       NAME OF HOLDER                                HELD(1)                STOCK
        ---------------------------------------------              -----------         ---------------

        Directors and Executive Officers:

        Michael J. Smith (2)                                         6,872,796              25.9%

        Roy Zanatta(3)                                               6,872,796              25.9%

        Eduard Seligman                                                      -                -

        Greg Elderkin                                                        -                -

        Slobodan Andjic                                                      -                -

        All directors and executive officers as a group(4)           6,872,796              25.9%


                                                                    AMOUNT OF           PERCENTAGE OF
                                                                     COMMON              OUTSTANDING
                                                                      STOCK                COMMON
                       NAME OF HOLDER                                HELD(1)                STOCK
        ---------------------------------------------              -----------         ---------------

        Principal Stockholders Other Than Directors and Executive Officers:
        Andreas Eder                                                 1,642,765(5)           6.2%
        Stefan-George-Ring 19
        81929 Munich, Germany

        MFC Bancorp Ltd.(4)                                          6,872,796              25.9%
        17 Dame Street
        Dublin 2, Ireland

        Holger Timm(6)                                               1,295,400              4.9%
        Trabener Strasse 12
        14193 Berlin, Germany

        Ventegis Capital AG                                          5,577,396              21.0%
        (formerly Cybermind Interactive Europe)
        Kurfurstendamm 119
        10711 Berlin, Germany

--------------
*Indicates less than 1% beneficial ownership.

(1) Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission and includes shares over which the beneficial owner exercises voting or investment power. Shares of common stock subject to options currently exercisable or exercisable within sixty days of March 12, 2002 are deemed to be outstanding for the purposes of computing the percentage ownership of that individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) On November 2, 2001, MFC was granted voting rights over 1,295,400 shares and 5,577,396 shares of our common stock beneficially owned by Holger Timm and Ventegis Capital AG (formerly Cybermind Interactive Europe), respectively, pursuant to an agreement among MFC, Holger Timm, Ventegis and Consors Capital Bank AG dated for reference October 29, 2001. Mr. Smith is a director and executive officer of MFC but disclaims beneficial ownership of these shares.

(3) On November 2, 2001, MFC was granted voting rights over 1,295,400 shares and 5,577,396 shares of our common stock beneficially owned by Holger Timm and Ventegis Capital AG (formerly Cybermind Interactive Europe), respectively, pursuant to an agreement among MFC, Holger Timm, Ventegis and Consors Capital Bank AG dated for reference October 29, 2001. Mr. Zanatta is a director and executive officer of MFC but disclaims beneficial ownership of these shares.

(4) On November 2, 2001, MFC was granted voting rights over 1,295,400 shares and 5,577,396 shares of our common stock beneficially owned by Holger Timm and Ventegis Capital AG (formerly Cybermind Interactive Europe), respectively, pursuant to an agreement among MFC, Holger Timm, Ventegis and Consors Capital Bank AG dated for reference October 29, 2001. The directors and executive officers of MFC disclaim beneficial ownership of such shares.

(5) Includes 38,750 shares of our common stock held by Mr. Eder's spouse. She has sole investment and sole voting power over all shares of common stock held by her, and Mr. Eder disclaims beneficial ownership of any of such shares. Also includes options to purchase 262,222 shares of our common stock under the Cybernet 1998 Stock Incentive Plan which are currently exercisable. Does not include options to purchase 217,778 shares of our common stock under the incentive plan exercisable on certain dates after March 12, 2002.

(6) We have been advised by Mr. Timm that (i) he is a minority shareholder and a member of the supervisory board of Ventegis, (ii) Mr. Timm and Ventegis have each granted MFC voting control over shares they own, and (iii) Mr. Timm disclaims beneficial ownership of our securities held by Ventegis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to page 23 of the Registrant's definitive proxy statement filed February 21, 2002.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K


                                                                                                          PAGE
                                                                                                          ----
(a) (1) FINANCIAL STATEMENTS

        Independent Auditors' Report.......................................................................F-1
        Consolidated Balance Sheets........................................................................F-2
        Consolidated Statements of Operations..............................................................F-3
        Consolidated Statements of Cash Flows..............................................................F-4
        Consolidated Statements of Changes in Shareholders' Equity.........................................F-6
        Notes to the Consolidated Financial Statements.....................................................F-7

    (2) LIST OF EXHIBITS

       3.1 Certificate of Incorporation. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       3.2 Bylaws. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       4.1 Unit Agreement dated as of July 8, 1999 by and among Cybernet, Lehman Brothers International (Europe) and Morgan Stanley & Co. International Limited. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       4.2 Indenture dated as of July 8, 1999 by and between Cybernet and The Bank of New York, relating to the Cybernet's notes contained in the Units. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       4.3 Collateral Agreement dated as of July 8, 1999 by and among Cybernet, Lehman Brothers International (Europe) and Morgan Stanley & Co. International Limited, relating to the Unit Agreement. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       4.4 Registration Rights Agreement dated as of July 8, 1999 by and among Cybernet, Lehman Brothers International (Europe) and Morgan Stanley & Co. International Limited, relating to Cybernet 's notes contained in the Units. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       4.5 Warrant Agreement, dated as of July 8, 1999 by and among Cybernet, Lehman Brothers International (Europe) and Morgan Stanley & Co. International Limited, relating to Cybernet 's warrants contained in the Units. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       10.1       (a)      Sale and Assignment of Business Shares of the Artwise
                           GmbH Software Losugen dated September 18, 1997 by and among Mr. Stefan Heiligensetzer, Mr. Frank
                           Marchewicz, Mr. Rolf Strehle, Mr. Gerhard
                           Schonenberger, Mr. Lothar Bernecker, Artwise GmbH
                           Software Solutions, Cybernet
                           Internet-Dienstleistungen AG and Cybernet
                           Internet-Beteiligungs GmbH. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

                   (b) Amending Agreement Concerning the Sale and Assignment of Interest in Artwise GmbH Software LoSungen of September 18, 1997 by and among Rolf Strehle, Gerhard Schonenberger, Cybernet Internet-Dienstleistungen AG and Cybernet Internet - Beteiligungs GmbH. Incorporated by reference to the Form 10-K Annual Report filed with the Commission on March 30, 2000.

       10.2 Sale and Assignment of Shares in Open: Net Internet Solutions GmbH dated August 12, 1998 by and among Mr. Thomas Egner, Mr. Uwe Hagenmeier, Mr. Markus Kress, Mr. Oliver Schaffer, Cybernet Internet Dienstleistungen AG, and Cybernet
                           Internet - Beteiligungs GmbH. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.3 Private Agreement for the Sale of Company Shareholdings and Increase of Share Capital dated December 4, 1997 by and among Cybernet Internet Dienstleistung AG, Mr. Robert Loro, Stefano Longano, Domenico Loro, Angelo Longano, Emma Pontara, Maria Teresa Francesconi and Mauro Longano. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.4 Stock Purchase Agreement dated June 17, 1998 among Cybernet, Tristan Libischer, and Alexander Wiesmuller. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.5 Stock Purchase Agreement, dated June 11, 1997, among Cybernet, Cybermind Interactive Europe AG, Rudolf Strobl, Roland Manger, Thomas Schulz, Andreas Eder, and Holger Timm. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.6 Pooling and Trust Agreement dated August 18, 1997 among Cybermind Interactive Europe AG, Andreas Eder, Roland Manger, Thomas Schulz, Rudolf Strobl, Holger Timm, and Dr. Hubert Besner, as trustee. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.7        (a)     Pooling and Trust Agreement dated August 1, 1998
                           between Stefan Heiligensetzer and Dr. Hubert Besner, as trustee. Incorporated by reference to the Form S-1
                           Registration Statement filed with the Commission on September 18, 1998.

                   (b) Schedule of Additional Artwise Pooling Agreements, referencing agreements of Mr. Marchewicz, Mr. Strehle, Mr. Schonenberger and Mr. Bernecker. Incorporated by reference as to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.8 Consulting Agreement dated December 15, 1997 between Cybernet Internet-Dienstleistungen AG and Eiderdown Trading Ltd. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.9 Employment Contract dated February 23, 1998 between Cybernet Internet-Dienstleistungen Aktiengesellschaft and Andreas Eder. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.10 Employment Contract dated May 15, 1997 between Cybernet Internet-Dienstleistungen Aktiengesellschaft and Alessondro Giacalone. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.11 Employment Contract dated April 28, 1997 between Cybernet Internet-Dienstleistungen AG and Christian Moosmann. Incorporated by reference to the Form S-1 Registration Statement filed with the commission on September 18, 1998.

       10.12 Employment Contract dated February 23, 1998 between Cybernet Internet-Dienstleistungen Aktiengesellschaft and Rudolf Strobl. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.13 Sublease for business premises office dated February 29, 1996 between KG Bayerische Hausbau GmbH and Co. and Cybernet AG.i.G. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.14 Full Amortization leasing Agreement No. 13 00 00 for Hard- and Software with purchase, extension and return options between CyberNet Internet-Dienstleistungen AG and Miller Leasing Miete GmbH dated January 22, 1998. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.15 Agreement on the use of Data Communication Installations of Info AG dated July 29, 1996 between Info AG and CyberNet Internet-Dienstleistungen Ag. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.16 Ebone Internet Access Contract dated February 26, 1997 between Ebone Inc. and Cybernet AG. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.17 Agreement, undated, between Feratel International GmbH and Cybernet Internet-Dienstleistungen AG. Incorporated by reference to the Form S-1 Registration Statement filed with the Commission on September 18, 1998.

       10.18 Cybernet Internet Services International, Inc. 1998 Stock Incentive Plan. Incorporated by reference to the Form S-1/A Registration Statement filed with the Commission on November 5, 1998.

       10.19 Cybernet Internet Services International, Inc. 1998 Outside Directors' Stock Option Plan. Incorporated by reference to the Form S-1/A Registration Statement filed with the Commission on November 5, 1998.

       10.20 Agreement and Plan of Merger, dated October 9, 1998, between Cybernet Internet Services International, Inc., a Utah corporation, and Cybernet Internet Services International, Inc., a Delaware corporation. Incorporated by reference to the Form S-1/A Registration Statement filed on November 5, 1998.

       10.21 Registration Rights Agreement dated August 26, 1999 by and between Cybernet and Morgan Stanley & Co. International Limited relating to Cybernet 's Euro 25,000,000 Convertible Senior Subordinated Pay-In-Kind Notes due 2009. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       10.22 Indenture dated August 26, 1999 by and between Cybernet and The Bank of New York relating to the Cybernet's Euro 25,000,000 Convertible Senior Subordinated Pay-In-Kind Notes due 2009. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       10.23 Registration Rights Agreement dated August 26, 1999 by and between Cybernet and Morgan Stanley & Co. International Limited relating to Cybernet's $35,000,000 13.0% Convertible Senior Subordinated Discount Notes due 2009. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       10.24 Registration Rights Agreement dated August 26, 1999 by and between Cybernet and Morgan Stanley & Co. International Ltd. relating to the company's $15,002,183 13.0% Convertible Senior Subordinated Discount Notes due 2009. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       10.25 Indenture dated August 26, 1999 by and between Cybernet and The Bank of New York relating to Cybernet's $35,000,000 and $15,002,183 13.0%
                           Convertible Senior Subordinated Discount Notes due 2009. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       10.26      (a)      Condition Precedent Sale and Transfer of Novento
                           Telecom AG and Multicall Telefonmarketing AG Stock and Sale and Assignment of Claims dated December 2,
                           1999. Incorporated by reference to the Form 10-K
                           Annual Report filed with the Commission on March 30,
                           2000.

                   (b) Sale and Transfer of Stock of Novento Telecom AG and Multicall Telefonmarketing AG and Purchase and Assignment of Claims, dated October 1, 1999. Incorporated by reference to the Form 10-K Annual Report filed with the Commission on March 30, 2000.

       10.27       (a)     Framework Contract for the Performance of Project
                           and Consulting Services, dated November 19, 1999, by and between Beam GmbH and Cybernet AG. Incorporated by reference to the Form 10-K Annual Report filed with the Commission on March 30, 2000.

                   (b) Loan and Security Agreement, dated November 10, 1999, by and between Rolf Strehle, Gerhard Schonenberger and Cybernet Internet - Dienstleistungen AG. Incorporated by reference to the Form 10-K Annual Report filed with the Commission on March 30, 2000.

       10.28 Stock Purchase Agreement, dated February 19, 1999, by and between Jurg Heim, Marco Samek and Cybernet. Incorporated by reference to the Form 10-K Annual Report filed with the Commission on March 30, 2000.

       10.29 Cooperation Software Licensing Agreement, dated December 28, 1999, by and between Berningshausen & Neben OHG and Cybernet. Incorporated by reference to the Form 10-K Annual Report filed with the Commission on March 30, 2000.

       10.30 Employment Agreement, dated as of November 1, 1999, by and between Bernd Buchholz and Cybernet. Incorporated by reference to the Form 10-K Annual Report filed with the Commission on March 30, 2000.

       10.31 1998 Stock Incentive Plan. Incorporated by reference to Form S-8 filed with the Commission on July 6, 2000.

       10.32 Option Agreement dated for reference January 28, 2002 between Cybernet and Telehouse Deutschland GmbH. Incorporated by reference to the Form 8-K filed with the Commission on January 29, 2002.

       10.33 Settlement Agreement dated for reference March 12, 2002 among Cybernet, MFC Bancorp Ltd., Andreas Eder and Paolo di Fraia. Incorporated by reference to the Form 8-K filed with the Commission on March 28, 2002.

       10.34 Credit Facility Agreement dated as of March 12, 2002 among MFC Merchant Bank S.A., Cybernet Internet Services International, Inc. and 636892 B.C. Ltd. Incorporated by reference to the Form 8-K filed with the Commission on March 28, 2002.

       21                  List of Subsidiaries.

       23                  (a)      Consent of Ernst & Young Deutsche Allgemeine
                                    Treuhand AG.

                           (b)      Consent of Grant Thornton S.p.A.

(b)    REPORTS ON FORM 8-K

       Form 8-K dated January 29, 2002
            Item 5 - Other Events

       Form 8-K dated March 28, 2002
            Item 5 - Other Events

                         Report of Independent Auditors


To the Board of Directors and Shareholders
Cybernet Internet Services International, Inc.:

We have audited the accompanying consolidated balance sheets of Cybernet Internet Services International, Inc. and its subsidiaries ("the Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) for each of the three years in the period ended December 31, 2001. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements and Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Cybernet Italia S.p.A. or Eclipse s.r.l. for the year ended December 31, 1999, both wholly owned subsidiaries, which statements reflect total revenues constituting 25% in 1999 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Cybernet Italia S.p.A. and Eclipse s.r.l. for 1999 is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and used significant amounts of cash to operate the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young
Deutsche Allgemeine Treuhand AG

Munich, Germany
April 15, 2002

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                         DECEMBER 31,       DECEMBER 31,
                                                                                                 2000               2001
                                                                                  -------------------- ------------------
                                                                                  (in thousands Euro, except share data)
ASSETS
Cash and cash equivalents.....................................................                  5,971              2,735
Restricted cash...............................................................                  2,792              2,743
Short-term investments........................................................                 23,040                149
Trade accounts receivable -- net of allowance for doubtful accounts of Euro
  1,307 and Euro 5,814 at December 31, 2000 and 2001, respectively............                 12,939              8,903
Related party receivables.....................................................                    356                356
Other receivables.............................................................                  4,885              2,721
Restricted investments........................................................                 11,509             10,567
Prepaid expenses..............................................................                    566                574
Other current assets..........................................................                  4,493                947
                                                                                  -------------------- ------------------
Total current assets..........................................................                 66,551             29,695

Property and equipment, net...................................................                 42,585             32,653
Product development costs, net................................................                  2,465                806
Goodwill, net.................................................................                 26,054                  -
Investments...................................................................                  2,899              2,770
Deferred income taxes ........................................................                 27,657                  -
Restricted investments........................................................                 10,608                  -
Other assets..................................................................                 17,002              6,048
                                                                                  -------------------- ------------------

TOTAL ASSETS..................................................................                195,821             71,972
                                                                                  ==================== ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
     Overdrafts and short-term borrowings.....................................                    567                170
     Trade accounts payable...................................................                 11,429             13,155
     Other accrued liabilities................................................                 12,893             11,835
     Deferred purchase obligation ............................................                  2,078                  -
     Current portion capital lease obligations................................                  1,187              1,060
     Accrued personnel costs..................................................                  2,330              1,848
                                                                                  -------------------- ------------------
          Total current liabilities...........................................                 30,484             28,068

     Long-term debt ..........................................................                150,693            164,573
     Capital lease obligations, net of current portion........................                  1,441                435

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, USD 0.001 par value; 50,000,000 shares authorized, 600,000 and
  0 issued and outstanding at December 31, 2000 and 2001,
  respectively................................................................                      1                  0
Common stock, USD 0.001 par value; 50,000,000 shares authorized, 25,845,663 and
  26,445,663 shares issued and outstanding at December 31, 2000 and 2001,
  respectively...............................................................                      24                 25
Additional paid-in capital....................................................                127,718            127,718
Accumulated deficit...........................................................              (114,833)          (249,473)
Accumulated other comprehensive income........................................                    293                626
                                                                                  -------------------- ------------------
Total shareholders' equity (deficit)..........................................                 13,203          (121,104)
                                                                                  -------------------- ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)..........................                195,821             71,972
                                                                                  ==================== ==================


          See accompanying notes to consolidated financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           FOR THE YEAR ENDED DECEMBER 31
                                                              ----------------------------------------------------
                                                                             1999            2000             2001
                                                              -------------------- --------------- ----------------
                                                              (in thousands Euro, except share and per share data)
Revenues:
     Internet data center services.......................                     651           5,011           10,102
     Connectivity........................................                  14,962          26,374           26,817
     E-business..........................................                   5,315           4,446            2,158
                                                              -------------------- --------------- ----------------
Total revenues...........................................                  20,928          35,831           39,077
Direct cost of services..................................                  13,364          23,117           25,105
                                                              -------------------- --------------- ----------------
Gross margin.............................................                   7,564          12,714           13,972
Operating expenses:
    Network operations...................................                   7,345           8,426            7,861
    General and administrative expenses..................                  17,060          19,826           18,477
    Sales and marketing expenses.........................                  12,295          13,428           10,186
    Research and development.............................                   4,040           1,492              365
    Impairment of assets and other asset write-offs......                   1,750           2,265           37,110
    Depreciation and amortization........................                   9,630          19,563           20,156
                                                              -------------------- --------------- ----------------
Total operating expenses.................................                  52,120          65,000           94,155
                                                              -------------------- --------------- ----------------
Operating loss...........................................                 (44,556)        (52,286)         (80,183)
Interest expense.........................................                 (16,931)        (35,189)         (25,728)
Interest income..........................................                   3,884           5,437            1,477
Other income.............................................                       -             198              123
Foreign currency losses..................................                  (4,362)         (3,670)          (6,721)
                                                              -------------------- --------------- ----------------
Loss before taxes, minority interest and equity earnings.                 (61,965)        (85,510)        (111,032)
Income tax benefit (expense).............................                  13,500           6,976          (27,678)
                                                              -------------------- --------------- ----------------
Net loss before minority interest and equity earnings....                 (48,465)        (78,534)        (138,710)
Minority interest........................................                      94               -                -
Equity in losses of equity investments...................                       -            (168)            (538)
                                                              -------------------- --------------- ----------------
Net loss before extraordinary items......................                 (48,371)        (78,702)        (139,248)
Extraordinary items:
Gain on early extinguishment of debt, net of tax.........                       -          17,754            4,608
                                                              -------------------- --------------- ----------------
Net loss.................................................                 (48,371)        (60,948)        (134,640)
                                                              ==================== =============== ================
Basic and diluted loss per share:
   Loss per share before extraordinary items.............                   (2.43)          (3.38)           (5.36)
   Extraordinary items...................................                       -            0.76             0.18
                                                              -------------------- --------------- ----------------
   Loss..................................................                   (2.43)          (2.62)           (5.18)
                                                              ==================== =============== ================

Number of shares used to compute loss per share .........              19,877,290      23,266,340       25,995,663
                                                              ==================== =============== ================



          See accompanying notes to consolidated financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                     1999          2000            2001
                                                                   ---------     ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                      (in thousands Euro)
Net loss.....................................................       (48,371)      (60,948)       (134,640)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
OPERATIONS:
   Minority interest.........................................           (94)            -                -
   Deferred taxes............................................       (13,500)       (6,976)          27,657
   Depreciation and amortization.............................         9,630        19,563           20,156
   Equity in losses of equity investments....................             -           168              538
   Provision for losses on accounts receivable...............           870         1,305            5,514
   (Gain) loss on sale of short-term investment..............             -           (46)             290
   Loss on disposal of leased assets.........................             -           198                -
   Amortization of bond discount.............................         2,544         4,663            2,656
   Accreted interest expense on long-term debt...............         3,776        13,484           11,861
   Impairment of assets......................................         1,750         2,265           32,354
   Loss on disposal of assets................................                                        4,756
   Gain on early extinguishment of debt......................             -       (17,754)          (4,608)
   Foreign currency transaction losses.......................         5,694         6,427            7,786
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Restricted cash........................................             -        (2,792)              49
      Trade accounts receivable..............................        (3,547)       (5,126)          (1,478)
      Other receivables......................................        (3,605)          144            2,164
      Related party receivables..............................             -          (356)               -
      Prepaid expenses.......................................          (984)       (2,953)              (8)
      Other current assets...................................          (393)           81             (391)
      Other assets...........................................        (9,619)         (783)             899
      Trade accounts payable.................................        12,022        (6,716)           1,726
      Other accrued expenses and liabilities.................        12,519        (2,172)          (1,058)
      Accrued personnel costs................................         2,009          (351)            (482)
                                                                   ---------     ---------        --------
          Net cash used in operating activities..............       (29,299)      (58,675)         (24,259)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments...........................       (77,183)      (35,924)               -
Proceeds from sale of short-term investments.................        33,026        72,201           25,230
Purchases of restricted investments..........................       (56,409)            -                -
Proceeds from restricted investments.........................             -        21,014           10,194
Product development costs....................................             -          (623)              -
Purchase of property and equipment...........................       (23,900)      (23,888)          (5,905)
Acquisition of businesses, net of cash acquired..............       (23,962)       (2,037)              -
Acquisition of equity investments............................             -        (1,000)            (409)
Payment of deferred purchase obligations.....................        (4,066)            -           (2,078)
                                                                   ---------     ---------        --------
     Net cash (used in) provided by investing activities.....      (152,494)       29,743           27,032
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable...........................            16             -                -
Proceeds from the issuance of bond warrants..................        53,885             -                -
Principal payments under capital lease obligations                         -       (2,140)          (1,347)
Proceeds from issuance of bonds and other borrowings.........       166,072           962                -
Repayment of borrowings......................................        (1,932)      (36,664)          (3,722)
                                                                   ---------     ---------        --------
     Net cash provided by (used in) financing activities.....       218,041       (37,842)          (5,069)
Impact of foreign exchange rate changes......................           (45)         (134)            (940)
                                                                   ---------     ---------        --------
Net increase (decrease) in cash and cash equivalents.........        36,203       (66,908)          (3,236)
Cash and cash equivalents at beginning of year...............        36,676        72,879            5,971
                                                                   ---------     ---------        --------
Cash and cash equivalents at end of year.....................        72,879         5,971            2,735
                                                                   =========     =========        ========



          See accompanying notes to consolidated financial statements.



                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                     1999          2000            2001
                                                                   ---------     ---------       --------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Acquisitions (Note 3):
    Fair value of assets acquired ...........................           35,413        12,714             -
    Less:
         Cash acquired.......................................              255           195             -
         Cash paid ..........................................           24,217         2,057             -
         Stock issued........................................            8,521         5,648             -
                                                                  ------------- ------------- -------------
    Liabilities assumed......................................            2,420         4,814             -
                                                                  ============= ============= =============
 Transfer from restricted investments to short-term investment
    due to removal of restrictions...........................                -        20,374         2,339
                                                                  ============= ============= =============
Conversion of preferred stock into common stock..............                2             4             1
                                                                  ============= ============= =============

Acquisition of Property and Equipment Through Capital Lease
Obligations..................................................            4,305           522           214
                                                                  ============= ============= =============

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest..................................            1,757        21,791        10,476
                                                                  ============= ============= =============
     Cash paid for taxes.....................................               15           149           109
                                                                  ============= ============= =============
     Depreciation............................................            3,765         8,125         8,365
                                                                  ============= ============= =============
     Amortization............................................            5,865        11,438        11,791
                                                                  ============= ============= =============



          See accompanying notes to consolidated financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                           (ALL AMOUNTS IN THOUSANDS)


                                                                                    STOCK           ADDITIONAL
                                    PREFERRED STOCK          COMMON STOCK        SUBSCRIPTION        PAID-IN         ACCUMULATED
                                  --------------------- -----------------------
                                   SHARES     AMOUNT     SHARES      AMOUNT       RECEIVABLE         CAPITAL           DEFICIT
                                  ---------- ---------- ---------- ------------ ---------------- ----------------- ----------------
Balance January 1, 1999.........      6,360          7     18,762           17             (17)            62,381          (5,514)
Issuance of shares for
acquisitions....................                              607            1                              8,410
Payment of subscription
receivable......................                                                             17
Conversion of preferred stock       (1,567)        (2)      1,567            2
Warrants........................                                                                           50,963
Other issuances.................                               34            -                                663
Net loss........................                                                                                          (48,371)
Currency translation adjustment.

Unrealized loss on short-term
and restricted investments......


Comprehensive loss..............
                                  ---------- ---------- ---------- ------------ ---------------- ----------------- ----------------
Balance December 31, 1999.            4,793          5     20,970           20                -           122,417         (53,885)
Issuance of shares for
acquisitions....................                              652            -                              5,246
Conversion of preferred stock       (4,193)        (4)      4,193            4
Other issuances.................                               30            -                                 55
Net loss........................                                                                                          (60,948)
Currency translation adjustment

Unrealized gain on short-term
and restricted investments......


Comprehensive loss..............
                                  ---------- ---------- ---------- ------------ ---------------- ----------------- ----------------
Balance December 31, 2000.              600          1     25,845           24                -           127,718        (114,833)
Conversion of preferred stock...      (600)        (1)        600            1
Net loss........................                                                                                         (134,640)
Currency translation adjustment

Unrealized gain on short-term
and restricted investments......

Comprehensive loss..............
                                  ---------- ---------- ---------- ------------ ---------------- ----------------- ----------------
Balance December 31, 2001                 -          -     26,445           25                -           127,718        (249,473)
                                  ========== ========== ========== ============ ================ ================= ================





                                   ACCUMULATED
                                      OTHER              TOTAL
                                  COMPREHENSIVE      STOCKHOLDERS'

                                  INCOME (LOSS)    EQUITY (DEFICIT)
                                 ---------------   ----------------
Balance January 1, 1999.........           851             57,725
Issuance of shares for
acquisitions....................                            8,411
Payment of subscription
receivable......................                               17
Conversion of preferred stock                                   -
Warrants........................                           50,963
Other issuances.................                              663
Net loss........................                          (48,371)
Currency translation adjustment.
                                          (130)              (130)
Unrealized loss on short-term
and restricted investments......          (833)              (833)
                                 ---------------   ----------------
Comprehensive loss..............                          (49,334)
                                 ---------------   ----------------
Balance December 31, 1999                 (112)            68,445
Issuance of shares for                                      5,246
acquisitions....................
Conversion of preferred stock                                   -
Other issuances.................                               55
Net loss........................                          (60,948)
Currency translation adjustment
                                          (128)              (128)
Unrealized gain on short-term
and restricted investments......           533                533
                                 ---------------   ----------------
Comprehensive loss..............                          (60,543)
                                 ---------------   ----------------
Balance December 31, 2000.                 293             13,203
Conversion of preferred stock...                                -
Net loss........................                         (134,640)
Currency translation adjustment
                                            94                 94
Unrealized gain on short-term
and restricted investments......           239                239
                                 ---------------   ----------------
Comprehensive loss..............                         (139,307)
                                 ---------------   ----------------
Balance December 31, 2001                  626           (121,104)
                                 ---------------   ----------------
                                 ---------------   ----------------




          See accompanying notes to consolidated financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

Cybernet Internet Services International, Inc. ("Cybernet Inc") (formerly known as New Century Technologies Corporation) was incorporated under the laws of the State of Utah on September 27, 1983. Cybernet Inc changed its state of incorporation to Delaware in November 1998. Effective September 16, 1997 the Company acquired Cybernet Internet Dienstleistungen AG ("Cybernet AG"), a German stock corporation that offers a variety of Internet related telecommunication and systems integration services to corporate customers. Cybernet AG was founded in December 1995, and commenced significant operations in 1996.

Cybernet Inc and its subsidiaries (the "Company") have incurred significant operating losses since inception, and have not achieved and do not expect to achieve sufficient revenues to support future operations without additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Since inception, the Company has financed its operations primarily through public and private sales of common stock and public debt, and short-term borrowings from banks. These financings have funded the Company's operating losses, which total approximately Euro 249,473,000 for the years from inception though December 31, 2001. The Company's operations continue to generate negative operating cash flows; in the year ended December 31, 2001 cash used in operations totaled approximately Euro 24,259,000. Management believes that planned cost savings and anticipated improvements in operating results in 2002 will reduce the amount of cash used in operations which, when combined with available unrestricted cash as of December 31, 2001, and anticipated new financing sources, will permit the Company to continue to operate. The Company is currently in the process identifying alternative financing sources, negotiating changes to its debt structure and evaluating its strategic options. However, there are no assurances that these plans can be accomplished nor that they will provide sufficient cash to fund the Company's operations. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Cybernet Inc and its subsidiaries. All significant intercompany investments, accounts, and transactions have been eliminated.

RECLASSIFICATIONS
Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

FOREIGN CURRENCY
The functional currency for the Company and its subsidiaries is the local currency of the country in which the subsidiary is located. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," the assets and liabilities for the Company's international subsidiaries are translated into Euro using current exchange rates at the balance sheet dates. Statement of operations items are translated at average exchange rates prevailing during the applicable period. The gains and losses resulting from the changes in exchange rates from year to year have been reported in accumulated other comprehensive income. Foreign currency transaction gains or losses are included in the calculation of net loss.

CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH
Restricted cash consists of cash in bank for bank guarantees used to secure miscellaneous obligations.

SHORT-TERM INVESTMENTS
In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The Company has classified all debt and equity securities as available-for-sale. Cost of securities sold is determined on a specific identification basis.

CONCENTRATION OF CREDIT RISK
Financial statements that potentially subject the Company to concentrations of credit risks consist primarily of cash and cash equivalents, short-term investments, restricted investments, trade accounts receivable and long-term debt. Short-term investments are comprised of highly liquid mutual fund investments. Credit risk on trade receivable balances is minimized by the diverse nature of the Company's customer base. A portion of the Company's debt is denominated in U.S. Dollars and, as such, is subject to the impact of changes of the Euro to U.S. Dollar exchange rate.

The Company is economically dependent on the entities from which it leases their telecommunication lines comprising its network. It is probable that failure of these entities to honor their lease obligations or to renew leases under economically viable conditions would have a negative near-term impact on the Company's growth and results of operations.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at acquisition cost and depreciated using the straight-line method over the estimated useful life of the asset, which ranges from 4 years (computer equipment and software) to 10 years (leasehold improvements and furniture and fixtures). Major replacements and improvements are capitalized while general repairs and maintenance are charged to expense as incurred.

PRODUCT DEVELOPMENT COSTS
The Company capitalizes certain costs incurred related to the development of products that will be sold to customers. Costs capitalized include direct labor and related overhead and third party costs related to establishing network systems. All costs in the development process are classified as research and development and expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, which is defined as completion of a working model, such costs are capitalized until the individual products are commercially available. Amortization is calculated using the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenues for that product or (b) the straight-line method over four years. The Company regularly reviews the carrying value of product development costs and a loss recognized when the net realizable value falls below the unamortized cost. In 1999 such a loss totaling Euro 409,000 was recorded as additional amortization in the German operations as the Company is no longer marketing the related products. Accumulated amortization amounted to approximately Euro 4,000,000 and Euro 5,200,000 at December 31, 2000 and 2001, respectively. Remaining book value amounts to Euro 2,465,000 and Euro 806,000 at December 31, 2000 and 2001, respectively.

COMPUTER SOFTWARE FOR INTERNAL USE
The Company capitalizes certain software development costs incurred to develop certain of the Company's billing software. These costs are accounted for in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with SOP 98-1, internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation and testing. Costs incurred for maintenance, testing minor upgrades and enhancements are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are depreciated on a straight-line basis over the useful lives of the related software of up to 4 years.

The Company capitalized approximately Euro 2,384,000, Euro 51,000 and Euro 0 of software development costs during the years ended December 31, 1999, 2000 and 2001, respectively. Amortization associated with the capitalized software development costs totaled approximately Euro 166,000, Euro 724,000 and Euro 1,038,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a period between 5 to 10 years, the estimated useful life. Accumulated amortization related to goodwill totaled approximately Euro 7,042,000 at December 31, 2000. Other intangible assets, which consists of customer lists and management contracts, is amortized on a straight-line basis over a period between 5 to 10 years, their estimated useful lives. Accumulated amortization related to other intangible assets totaled approximately Euro 7,991,000 at December 31, 2000. Other intangible assets have been classified in Other Assets on the consolidated balance sheet. The Company assesses the recoverability of goodwill and intangible assets by determining whether the amortization of the related balance over its remaining life can be recovered through reasonably expected undiscounted future cash flows. Management evaluates the amortization period to determine whether later events and circumstances warrant revised estimates of the amortization period. Please refer to Note 3 for impairment of goodwill and other intangible assets recorded during fiscal 2001.

INVESTMENTS
Investments in affiliated entities in which the Company has the ability to exercise significant influence, but not control, of an investee, generally an ownership interest of the voting stock of between 20% and 50%, are accounted for under the equity method of accounting. Accordingly, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The Company records these investments on the consolidated balance sheets as "Investments" and its share of the investees' losses in "Equity in losses of equity investments." The portion of the Company's equity investments that exceeds its claim of the net assets of the investee, if any, is assigned to goodwill and amortized over a period of five years.

REVENUE RECOGNITION
The Company offers Internet telecommunication and system integration products, data center services, network services and voice telephony products.

The Company recognizes revenue pursuant to Securities & Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In accordance with SAB 101, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that arrangement exists; (ii) delivery of the products and/or services has occurred;
(iii) the selling price is both fixed and determinable; and, (iv) collectibility is reasonably probable.

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

The Company enters into multiple element arrangements, which may include any combination of monthly network services, professional consulting services and/or equipment sales. Each element of a multiple element arrangements is evaluated to determine whether it represents a separate earnings process. If a multiple element arrangement can be segmented, revenue is allocated among the multiple elements based upon the fair value of the elements. If an undelivered element is essential to the functionality of a delivered element, no revenue allocated to the delivered element is recognized until that undelivered element is delivered.

DIRECT COST OF SERVICES
Direct cost of services consists of 1) telecommunications expenses, which mainly represent the cost of transporting Internet traffic from our customers' location through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. The Company mainly utilizes leased lines for it's backbone network, and to connect its network to its major customers premises.

NETWORK OPERATIONS
Network operations mainly consist of 1) the personnel costs of technical and operational staff and related overheads, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenue, and 3) consulting expenses in the area of network and software development.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, office rent and maintenance of office equipment.

SALES AND MARKETING COSTS
Marketing costs include the costs of all personnel engaged in marketing activities, the costs of advertising and public relations activities (e.g. trade shows), and other related costs. Advertising costs are expensed as incurred. Advertising expense was approximately Euro 2,582,000, Euro 3,095,000 and Euro 1,706,000 in the years ended December 31, 1999, 2000 and 2001, respectively.

RESEARCH AND DEVELOPMENT
Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. The personnel utilized for this purpose include our own marketing force and the portion of their time that was devoted to product development is included in research and development. Research and development expenditures, including direct and allocated expenses, are charged to operations as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates the recoverability of its long-lived assets and certain identifiable intangible assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment for long-lived assets in the event the net book value of these assets exceeds the future undiscounted cash flows attributable to these assets. The Company assesses potential impairments to its long-lived assets and identifiable intangible assets when there is evidence that events or changes in circumstances have made recovery of the assets carrying value unlikely. Should an impairment exist, the impairment loss is measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimated future cash flows.

Due to a change in the technological approach to our Voice Telephony product, the Company decided to dispose of several telecommunication carrier grade switches and updates with a historical cost of approximately Euro 6,057,000. The Company has recorded impairment losses of approximately Euro 1,620,000 and Euro 3,937,000 for the years ended December 31, 2000 and 2001, respectively, resulting in a carrying value of Euro 500,000. The assets have been re-classified from property and equipment into current assets and this loss was recorded as impairment of assets in the fiscal 2000 and 2001 statements of operations.

As discussed previously, please refer to Note 3 for impairment of goodwill and other intangible assets.

INCOME TAXES
The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," using the liability method. Under this method, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense is recorded for stock options awarded to employees and directors to the extent that the option exercise prices are less than the common stock's fair market value on the date of grant, where the number of shares and exercise price are fixed. The difference between the fair value of the Company's common stock and the exercise price of the stock option, if any, is recorded as deferred compensation and is amortized to compensation expense over the vesting period of the underlying stock option. The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

NET LOSS PER SHARE
Basic and diluted loss per share are calculated in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is based upon the number of weighted-average shares of common stock outstanding for the respective years.

SEGMENT REPORTING
The Company operates primarily in one line of business, which is providing international Internet backbone and access services and related communication services for corporate customers. The Company's reportable segments are divided by country since each country's operations are managed and evaluated separately. Accordingly, the Company has made disclosures relating to geographical segment information in accordance with the requirements of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", amended SFAS No. 133. This statement delayed the effective date to January 1, 2001.

Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2001, the Company did not hold any derivative instruments or conduct any hedging activities. Therefore, there has been no impact to the consolidated financial statements for the adoption of SFAS No. 133, 137 and 138.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment test. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company will apply the new rules on accounting for intangible assets beginning in 2002 for all indefinite lived intangible assets in place as of January 1, 2002 as required. The Company's management does not believe that the new pronouncements will have a material effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company currently believes that SFAS No. 143 will not have a material impact on its financial position or its results of operations or cash flows as the Company does not have any retirement of tangible long-lived assets subject to the requirements of SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company currently believes that SFAS No. 144 will not have a material impact on its financial position or its results of operations or cash flows.

3.       BUSINESS ACQUISITIONS

ACQUISITIONS
Effective August 15, 1998, the Company acquired 100% of the outstanding shares of Open:Net Internet Solutions GmbH ("Open:Net") for a total consideration of Euro 2,174,000. Euro 739,000 of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 58,825 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Open:Net's results of operations from August 15, 1998. Goodwill recorded in connection with the acquisition of Open:Net, of Euro 1,800,000 was being amortized over 10 years. Due to changes in the business and reassessment by management, with effect from January 1, 1999 the remaining goodwill was being amortized over four years.

Effective December 28, 1998, the Company acquired 100% of the outstanding shares of Vianet Internet Dienstleistungen AG ("Vianet") for a cash payment of Euro 3,835,000 and 300,000 shares of the common stock of the Company. The shares were to be issued to the selling shareholders of Vianet in increments of 60,000 shares over five years contingent on the continued employment of the individuals. In 1999 and 2000, 60,000 shares were released in accordance with the terms of the agreement. In addition, in 1999 75,000 shares were released in connection with the termination of one if the selling shareholders, who lost his right to the balance of the 150,000 due under the original agreement. The value of the remaining 90,000 shares will be added to the cost of acquiring the Vianet when the shares are issued to the selling shareholders. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Vianet's results of operations from January 1, 1999. Goodwill recorded in connection with the acquisition of Vianet, amounted to Euro 3,282,000.

Effective April 13, 1999, the Company acquired 51% of the outstanding shares of Sunweb Internet Services SIS AG ("Sunweb") for a total consideration of Euro 1,587,000. Euro 924,000 of the purchase price was paid in cash (in Swiss Francs) with the remainder settled in exchange for the issuance of 25,680 shares of the common stock of the Company. Goodwill recorded in connection with the acquisition, amounting to Euro 1,369,000, is being amortized over 10 years. Effective June 2000, the Company acquired the remaining 49% of the outstanding shares of Sunweb AG, for a consideration of Euro 480,000 paid in cash (in Swiss Francs). Goodwill recorded in connection with the acquisition of the remaining shares in Sunweb amounted to an additional Euro 480,000.

Effective June 30, 1999, the Company acquired 100% of the outstanding shares of Cybernet Italia S.p.A. ("Cybernet Italia")(formerly Flashnet S.p.A.) for a total consideration of Euro 27,004,000. Euro 21,200,000 of the purchase price was paid in cash (in Italian Lire) with the remainder settled in exchange for the issuance of 301,290 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Cybernet Italia's results from June 30, 1999. Goodwill recorded in connection with the acquisition of Cybernet Italia, amounted to Euro 16,431,000.

Effective October 28 1999, the Company acquired of 51% of the outstanding shares of Novento Telecom AG ("Novento") and 51% of Multicall Telefonmarketing AG ("Multicall") for a consideration of Euro 1,625,000. Euro 1,014,000 of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 39,412 shares of the common stock of the Company. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Novento and Multicall's results from October 28, 1999. Goodwill recorded in connection with the acquisition of Novento, amounted to Euro 978,000. Effective January 1, 2000, the Company acquired the remaining 49% of the outstanding shares of Novento Telecom AG ("Novento") and the remaining 49% of Multicall Telefonmarketing AG ("Multicall") (together "Novento"), for a consideration of Euro 5,553,000. Euro 1,022,000 of the purchase price was paid in cash with the remainder settled in exchange for the issuance of 543,812 shares of the common stock of the Company. Goodwill recorded in connection with the acquisition of the remaining shares in Novento, amounting to an additional Euro 2,964,000.

Effective October 29, 1999 the Company acquired the remaining 34% of the outstanding shares of Eclipse, in which the Company already owned 66% of the outstanding shares, for a total consideration of Euro 2,209,000. Euro 361,000 of the purchase price was paid in cash with the remainder settled by depositing 136,402 shares of the common stock of the Company in a pooling trust from which the shares will be released to the sellers. Goodwill recorded in connection with the acquisition of the remaining shares in Eclipse, amounted to an additional Euro 1,901,000. Under the terms of the agreement the price was reviewed in light of the subsequent movement in the share price of the Company. As a consequence of this review, an additional 108,390 shares were issued to the selling shareholders in May 2000. Goodwill of Euro 950,000 was recorded in 2000. Total goodwill recorded in connection with the acquisition of Eclipse was Euro 3,828,000.

Effective April 17, 2000, the Company acquired 100% of Cybernet S.a.g.l., an internet service provider located in Lugano, Switzerland, for a maximum purchase price of SFr 500,000 (Euro 321,065) and 12,000 shares of common stock. The 12,000 shares of common stock will be released to the former owners only upon the achievement of certain revenue targets during the fiscal year 2001. The value of the 12,000 shares will be added to the cost of acquiring Cybernet S.a.g.l when the shares are issued to the selling shareholders. Of the purchase price SFr 400,000 (Euro 256,852) was paid in cash at September 30, 2000. The rest of the purchase price was paid in the beginning of 2001. The acquisition has been accounted for using the purchase method of accounting and as such the accompanying financial statements reflect Cybernet S.a.g.l's results from April 2000. Goodwill recorded in connection with the acquisition of Cybernet S.a.g.l, amounted to Euro 297,000.

PRO FORMA RESULTS (UNAUDITED)
The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 2000 assume the acquisitions described above occurred as of January 1, 1999:


                                                                  YEAR ENDED 31 DECEMBER
                                                       ----------------------------------------------
                                                                  1999                    2000
                                                       ----------------------- ----------------------
                                                         (in thousand Euro, except per share data)

             Revenue                                            28,421                  35,893
             Net loss                                         (53,712)                (61,485)
             Basic and diluted loss per share                   (2.57)                  (2.64)


IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS
During the fourth quarter of fiscal 2001, the Company performed an impairment assessment of goodwill and identifiable intangible assets recorded in connection with its various acquisitions. The assessment was performed primarily due to the continued depressed value of the Company's stock price during fiscal 2001, the losses that the Company has incurred since inception, the Company's significant underperformance relative to projections and the overall decline in industry growth rates, which indicated that this trend might continue for an indefinite period. The Company determined that the estimated future undiscounted cash flows were below the carrying value of the goodwill and identifiable intangible assets associated with the aforementioned acquisitions. As a result, the Company recorded Euro 22,022,000 and Euro 6,395,000 for impairment charges related to goodwill and other intangible assets, respectively, in the year ended December 31, 2001 to reduce goodwill and identifiable intangible assets to zero. The assumptions supporting the estimated future undiscounted cash flows reflect management's best estimates.

4.       EQUITY INVESTMENTS

Effective September 28, 2000, the Company acquired 25% of the outstanding shares of B&N Software AG for total consideration of Euro 3,068,000. The Company had an option to buy additional 7% of the outstanding shares for a price of Euro 859,000 until June 30, 2001. Goodwill recorded in connection with the acquisition of B&N of Euro 2,200,000 is included in "Investments" in the consolidated balance sheets, and the amortization of the goodwill is included in "Equity in losses of equity investments" in the consolidated statements of operations. Goodwill is being amortized over a period of five years. On April 11, 2001, the Company purchased an additional 1,836 shares of common stock of B&N Software AG for the price of Euro 409,000 and abandoned the option. As a consequence of this purchase, the Company's investment in B&N Software AG represents 26,5% of the equity of B&N Software AG. Additional goodwill of Euro 354,000 was recorded from the purchase in 2001.

5.       SHORT-TERM AND RESTRICTED INVESTMENTS

Under the terms of Units issued on July 1, 1999 (refer to Note 10) amounts equivalent to the first six-scheduled interest payments were required to be invested in U.S. government securities and restricted in their use to the payment of such interest when falling due. These have been classified as Restricted Investments on the Company's balance sheet at December 31, 2000 and 2001, and are deemed to be available-for-sale securities for accounting purposes.

Short-term and restricted investments are summarized as follows:


                                                                          IMPACT OF
                                                                           FOREIGN      UNREALIZED
                                                                          CURRENCY       HOLDING       UNREALIZED    MARKET
                                                               COST     TRANSLATIONS      GAINS      HOLDING LOSSES    VALUE
                                                             ---------- -------------- ------------- --------------- ----------
SHORT-TERM INVESTMENTS                                                              (in thousands Euro)

      DECEMBER 31, 2001
      6.125%U.S. Treasury Notes due January 1, 2002.................63             11             -             (1)         73
      6.25% U.S. Treasury Notes due July 1, 2002....................65             10             1               -         76
                                                                    --             --           ---            ----         --
                                                                   128             21             1             (1)        149
                                                                   ===             ==           ===             ===        ===
      DECEMBER 31, 2000
      HypoVB FLR-TN Euro 2.840.000...............................2,833              -             -             (3)      2,830
      Hypo Lux FLR Euro 13.650.000...............................3,642              -            12                      3,654
      5.5% U.S. Treasury Notes due January 1, 2001...............4,370            428             -            (12)      4,786
      6.625% U.S. Treasury Notes due July 1, 2001................1,262            121             -            (23)      1,360
      6.125%U.S. Treasury Notes due January 1, 2002..............4,699            455             -            (46)      5,108
      6.25% U.S. Treasury Notes due July 1, 2002.................4,868            472             -            (38)      5,302
                                                                 -----         ------          ----          ------      -----
                                                                21,674          1,476            12           (122)     23,040
                                                                ======          =====           ===           =====     ======
RESTRICTED INVESTMENTS
      DECEMBER 31, 2001
      6.125%U.S. Treasury Notes due January 1, 2002..............4,475            740             -            (70)      5,145
      6.25% U.S. Treasury Notes due July 1, 2002.................4,637            772            13               -      5,422
                                                                 -----         ------           ---           -----      -----
                                                                 9,112          1,512            13            (70)     10,567
                                                                 =====          =====           ===            ====     ======

      DECEMBER 31, 2000
      5.5% U.S. Treasury Notes due January 1, 2001...............4,799            454            -             (13)      5,240
      6.625% U.S. Treasury Notes due July 1, 2001................5,056            469            -             (88)      5,437
      6.125%U.S. Treasury Notes due January 1, 2002..............5,176            485            -             (49)      5,612
      6.25% U.S. Treasury Notes due July 1, 2002.................5,364            504            -             (40)      5,828
                                                                 -----            ---           ---           -----      -----
                                                                20,395          1,912            -            (190)     22,117
                                                                ======          =====           ===           =====     ======

The net unrealized holding gains and losses are recorded in accumulated other comprehensive income unless the amount relates to foreign exchange movements, which are recorded in the statement of operations.

Proceeds from the sale of available-for-sale securities and restricted investments in 1999, 2000 and 2001 were approximately Euro 33,026,000, Euro 93,215,000 and Euro 35,424,000, respectively. The Company did not recognize any gains or losses on the sales of short-term investments in 1999. Losses of approximately Euro 46,000 and Euro 290,000 were recognized in 2000 and 2001, respectively.

6.       PROPERTY AND EQUIPMENT

Net property and equipment consist of the following at December 31, 2000 and 2001 (in thousands Euro):


                                                                             DECEMBER 31
                                                                    -------------------------
                                                                        2000             2001
                                                                    --------         --------
Computer equipment and software.......................                28,842           23,846
Leasehold improvements................................                21,368           24,607
Furniture and fixtures................................                 2,765            2,753
                                                                       -----            -----
                                                                      52,975           51,206
Less accumulated depreciation and amortization........              (10,390)         (18,553)
                                                                    --------         --------
Net property and equipment............................                42,585           32,653
                                                                    ========         ========

7.       LEASES

 The Company leases facilities and equipment under long-term operating leases, and has long-term data and voice communication agreements. Future minimum payments under non-cancelable operating leases with initial terms of one year or more are as follows (in thousands Euro):


              Year ending December 31
                   2002 ............................................     3,102
                   2003.............................................     2,124
                   2004.............................................     1,475
                   2005.............................................     1,412
                   2006.............................................     1,325
                 Thereafter.........................................     2,757
                                                                       -------
                                                                        12,195
                                                                       =======

The Company's rental expense under operating leases in the years ended December 31, 1999, 2000 and 2001 totaled approximately Euro 6,922,000, Euro 12,171,000 and Euro 3,504,000, respectively.

The Company has financed the acquisition of certain computer equipment through capital lease agreements with interest rates ranging from 5% to 8%. At December 31, 2000 and 2001, the gross value of assets under capital leases was Euro 7,376,000 and Euro 6,774,000, respectively, and related accumulated amortization was approximately Euro 3,463,000 and Euro 3,703,000, respectively.

Future minimum lease payments in connection with these leases are as follows (in thousands Euro):



             Year ending December 31
                  2002 .............................................    1,098
                  2003 .............................................      475
                  2004..............................................       36
                  2005..............................................        -
                  2006..............................................        -
                Thereafter..........................................        -
                                                                      --------
                                                                         1,591

             Less: Interest Portion.................................      (96)
                                                                      --------
                                                                        1,495
                                                                      ========


The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregated future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are amortized over the lesser of their estimated useful lives of 5 years or the term of the lease.

8.       OTHER ASSETS

Other assets consist principally of expenses incurred in connection with the bonds issued during 1999 and amounts allocated to customer base and management contracts in connection with business acquisitions. Bond issuance costs of approximately Euro 7,567,000 are being amortized to interest expense over the period of the borrowings. The unamortized balance at December 31, 2000 and 2001 was approximately Euro 5,188,000 and Euro 4,205,000, respectively. Amounts allocated to customer base and management contracts are being amortized on a straight-line basis over their useful lives - between three and five years. The unamortized balance of these assets at December 31, 2000 and 2001 was approximately Euro 9,565,000 and Euro 0, respectively.

9.       OVERDRAFTS AND SHORT-TERM BORROWINGS

Overdrafts represent temporary overdrafts of bank balances. The overdrafts are not subject to formal agreements with the banks.

As of December 31, 2001, the Company had established short-term unsecured overdraft facilities under which the Company and its subsidiaries could borrow up to Euro 170,000. The facilities are denominated in Italian Lire. The interest rate fluctuates based on current lending rates and was 5.64% and 5,72% at December 31, 2000 and 2001, respectively. As of December 31, 2001, Euro 170,000 of the overdraft facility was used with no availability remaining.

10.      LONG-TERM DEBT

At December 31, 2001 and 2000, the Company's long-term debt consisted of the following (in thousands Euro):


                                                                                                      December 31
                                                                                                ----------------------
                                                                                                2000          2001
                                                                                                --------      --------

  14% Senior Dollar Notes payable, due 2009.............................................          57,490        55,672
  13% Convertible Senior Euro Subordinated Payment-in-Kind Notes, due 2009..............          29,469        32,619
  13% Convertible Senior Dollar Subordinated Discount Notes, due 2009 - Offering 1......          44,614        53,394
  13% Convertible Senior Dollar Subordinated Discount Notes, due 2009 - Offering 2......          19,120        22,888
                                                                                                --------      --------
                                                                                                 150,693       164,573
  Less current portion..................................................................               -             -
  Long-term portion.....................................................................         150,693       164,573
                                                                                                ========      ========

On July 1, 1999, the Company issued 150,000 Units, each unit consisting of USD 1,000 principal amount of 14.0% Senior Dollar Notes due 2009 ("Notes") and one Warrant ("Warrant") to purchase 30.2311 ordinary shares of Cybernet Internet Services International, Inc. Interest on the Notes is payable on July 1 and January 1 of each year, beginning January 1, 2000. The Notes will mature on July 1, 2009. The Notes and the Warrants became transferable on September 10, 1999. The Warrants can be exercised at an exercise price of USD 22.278 per ordinary share of the Company's common stock, and are exercisable from January 1, 2000 to July 1, 2009.

The net proceeds of the unit offering were approximately Euro 141 million (USD 146 million). Euro 50,963,000 (USD 57,466,000) thereof was invested in U.S. government securities, which are restricted in use of the payment in full of the first six scheduled interest payments. Euro 45,405,000 (USD 51,199,000) of the net proceeds were allocated to the Warrants based upon a fair value allocation of the proceeds between the Notes and the Warrants and have been recorded in additional paid-in capital. The resultant discount on the Notes is being accreted over the term of Notes using the straight-line method. The notes payable and related discount are as follows at December 31, 2000 and 2001 (in thousands Euro):


                                                                        2000                  2001
                                                                --------------------- ---------------------

Note payable, gross                                                      82,208                75,776
Less discount on note payable                                            24,718                20,104
                                                                --------------------- ---------------------
Long-term portion of note payable                                        57,490                55,672
                                                                ===================== =====================


The Units contain covenants applicable to the Company, including limitations and requirements to indebtedness, restricted payments, dividends and other payments, the issuance and sale of capital stock, transactions with stockholders and affiliates, liens, asset sales, issuance of guarantees of indebtedness, sale-leaseback transactions, consolidations and mergers, and provision of financial statements and reports. At December 31, 2001, the Company was in compliance with its covenants.

On August 26, 1999, the Company completed private offerings of USD 50,002,183 in aggregate initial accreted value of 13.0% Convertible Senior Subordinated Discount Notes due 2009 (in two separate offerings) ("Discount Notes") and Euro 25 million aggregate principal amount of 13.0% Convertible Senior Subordinated Payment-in-Kind Notes due 2009 ("Payment-in-Kind Notes"). The Discount Notes do not accrue cash interest prior to August 15, 2004 and the first semi-annual payment of cash interest is payable on February 15, 2004. The Payment-in-Kind Notes require payment of interest semi-annually in the form of secondary notes issued under the payment-in-kind feature starting on February 15, 2000 and continuing through August 15, 2004, and in the form of cash starting on February 15, 2005 and continuing to maturity on August 15, 2009. The Discount Notes are convertible at any time after August 26, 2000 and prior to maturity at the rate of one share of common stock for each USD 25.00 of accreted value of the Discount Notes being converted. The Payment-in-Kind Notes are convertible at any time after August 26, 1999 and prior to maturity at the rate of one share of common stock for each Euro 25 in principal amount of the notes being converted. After payment of discounts and commissions, the net proceeds of these offerings were approximately Euro 69 million (USD 72 million).

The covenants associated with the Discount Notes are in most material aspects the same as those associated with the Units, discussed above. At December 31, 2001, the Company was in compliance with its covenants.

During the year ended December 31, 2000, the Company paid Euro 33,837,000, including commissions, of unrestricted cash to repurchase a portion of the Senior Dollar Notes, which had a face value of Euro 72,092,000 and a carrying value of Euro 55,726,000. The notes were retired upon repurchase, which resulted in an extraordinary gain of Euro 17,754,000. None of the detachable

Warrants were acquired in the repurchase. During the year ended December 31, 2001, the Company paid Euro 3,325,000, including commissions, of unrestricted cash to repurchase a portion of the Senior Dollar Notes, which had a face value of Euro 11,508,000 and a carrying value of Euro 8,067,000. The notes were retired upon repurchase, which resulted in an extraordinary gain of Euro 4,608,000. None of the detachable Warrants were acquired in the repurchase.

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company in estimating the fair values of its financial instruments used the following methods and assumptions:

Cash and equivalents, restricted investments, trade receivables, short-term investments, trade payables and accrued expenses - The carrying amounts approximate fair value because of the short-term maturity of these instruments.

Long-term debt - At December 31, 2001, based upon quoted market values, the fair value of the Company's 14% Senior Dollar Notes is estimated to be approximately Euro 10,324,000. At December 31, 2001, quoted market values for the 13% Convertible Senior Subordinated Discount Notes and the 13% Convertible Senior Subordinated Payment-in-Kind Notes were unavailable. Accordingly, management is unable to determine the fair value of the 13% Convertible Senior Subordinated Discount Notes and the 13% Convertible Senior Subordinated Payment-in-Kind Notes at December 31, 2001, which are subordinate to the Company's 14% Senior Dollar Notes.

Capital lease and other long-term debt obligations - The fair value, which approximates the carrying value, was estimated using discounted cash flow analyses based on the Company's incremental borrowing rates for similar type borrowings.

12.      SHAREHOLDERS' EQUITY

COMMON STOCK
The Company is authorized to issue 50,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of shareholders. The Common Stock is not redeemable and has no conversion or preemptive rights.

PREFERRED STOCK
The Company is authorized to issue 50,000,000 shares of Preferred Stock with relative rights, preferences and limitations determined at the time of issuance. As of December 31, 2001, the Company has no issued and outstanding Series A and B and C Preferred Stock. All of the Company's previously issued Preferred Stock was converted to Common Stock.

SERIES A PREFERRED STOCK
The holders of the Series A Preferred Stock are entitled to receive dividends at a rate equal to USD 0.01 per share per annum before any dividends are paid or set apart for payment upon any other series of Preferred Stock of the Company, other than Series B or Series C Preferred Stock, or on the Common Stock of the Company. Commencing with the fiscal year beginning on January 1, 1998, the dividend on the Series A Preferred Stock will be paid for each fiscal year within five months of the end of each fiscal year, subject to the availability of surplus or net profits there for. The dividends on the Series A Preferred Stock are not cumulative. The holders of the Series A Preferred Stock are not entitled to vote.

The shares of Series A Preferred Stock may be redeemed by the Company at any time after January 1, 2000, at a redemption price of one share of the Common Stock of the Company for each share of Series A Preferred Stock plus any unpaid dividends earned thereon; provided that all and not less than all of the shares of Series A Preferred Stock are so redeemed and provided further that if the Company has not redeemed the Series A Preferred Stock by December 31, 2001, a holder of Series A Preferred Shares may at any time commencing January 1, 2002, require the Company to purchase all of the shares of the Series A Preferred Stock held by the holder for a purchase price of $3.00 per share plus any dividends earned but unpaid on such shares.

A holder of Series A Preferred Stock may convert each share held into one share of the Common Stock of the Company; provided, however, that (1) no conversion may occur prior to January 1, 1999; (2) no more than 25% of the Series A Preferred Shares held by the holder may be converted prior to January 1, 2000;
(3) no more than an additional 25% of the Series A Preferred Shares held by the holder may be converted prior to January 1, 2001; (4) the remainder of the Series A Preferred Shares held by the holder may be converted commencing January 1, 2001 and; (5) any conversion may not be for less than all of the Series A Preferred Shares held by the converting shareholder eligible for conversion at the time of the notice.

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

In July 1999, holders of 276,560 shares of Series A Preferred Stock converted their shares into 276,560 shares of the Company's Common Stock. In January 2000, holders of 300,000 shares of Series A Preferred Stock converted their shares into 300,000 shares of the Company's Common Stock. In 2001, holders of 600,000 shares of Series A Preferred Stock (representing the remaining shares outstanding) converted their shares into 600,000 shares of the Company's Common Stock.

SERIES B PREFERRED STOCK
The holders of the Series B Preferred Stock are entitled to receive dividends at a rate equal to USD 0.01 per share per annum before any dividends are paid or set apart for payment upon any other series of Preferred Stock of the Company other than the Series C Preferred Stock or on the Common Stock of the Company. Commencing with the fiscal year beginning on January 1, 1998, the dividend on the Series B Preferred Stock will be paid for each fiscal year within five months of the end of each fiscal year, subject to the availability of surplus or net profits thereof. The dividends on the Series B Preferred Stock are not cumulative. The holders of the Series B Preferred Stock are entitled to one vote per share.

The shares of Series B Preferred Stock may be redeemed by the Company at any time after January 1, 2000, at a redemption price of one share of the Common Stock of the Company for each share of Series B Preferred Stock plus any unpaid dividends earned thereon through the date of redemption; provided that all and not less than all of the shares of Series B Preferred Stock are so redeemed.

A holder of Series B Preferred Stock may convert each share held into one share of the Common Stock of the Company provided, however, that (1) no conversion may occur prior to January 1, 1999; (2) no more than 25% of the Series B Preferred Shares held by the holder may be converted prior to January 1, 2000; (3) no more than an additional 25% of the Series B Preferred Shares held by the holder may be converted prior to January 1, 2001; (4) the remainder of the Series B Preferred Shares held by the holder may be converted commencing January 1, 2001; and, (5) any conversion may not be for less than all of the Series B Preferred Shares held by the converting shareholder eligible for conversion at the time of the notice.

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

13.   STOCK INCENTIVE PLAN

In 1998, the Company adopted a stock incentive plan ("Stock Incentive Plan") that provides for the grant of stock options to purchase shares of the Company's common stock to employees and members of the Board of Directors. The Company has elected to follow APB 25 and the related interpretations in accounting for its employee stock options. Under APB 25, generally if the exercise price of the Company's employee stock options equals the market price of the underlying stock at date of grant, no compensation expense is recorded.

The Company has reserved 5,000,000 shares of common stock for issuances under the Stock Incentive Plan. The following table presents the changes in the stock options during the year.


                                                                      WEIGHTED-
                                                                       AVERAGE
                                                 STOCK OPTIONS     EXERCISE PRICE
                                                -----------------------------------

Outstanding at January 1, 1999                        685,000         USD 32.01
Granted                                             1,846,625         USD 12.68
Forfeited                                             337,610         USD 30.64
                                                -----------------------------------
Outstanding at December 31, 1999                    2,194,015         USD 16.10
Granted                                             2,307,700        USD   7.25
Cancelled                                           1,068,550         USD 15.94
Forfeited                                           1,082,533         USD 15.78
                                                -----------------------------------
Outstanding at December 31, 2000                    2,350,632        USD   9.68
Granted                                             1,666,450        USD   1.54
Forfeited                                           1,258,616         USD 10.04
                                                -----------------------------------
Outstanding at December 31, 2001                    2,758,466        USD   4.60
                                                ===================================


Since plan inception through 2001, no options have been exercised and no options have expired. The following table presents weighted-average information about options issued during 2001.



   On grant date, options issued during 2001    Number of Options      Weighted-average      Weighted-average
   with exercise price:                               Issued            Exercise Price          Fair Value
   -----------------------------------------    -----------------      ----------------      -----------------

            Equals to market price                    558,000              USD 0.96              USD 0.85
            Exceeds market price                    1,108,450              USD 1.82              USD 1.48

The weighted-average contractual life of options outstanding at December 31, 2001 was 8.72 years with a contractual life of 10 years.

As of December 31, 1999, 2000 and 2001, the Company had 198,757 options, 568,869 options and 1,079,049 options exercisable, respectively. The weighted-average exercise price of options exercisable as of December 31, 2001 is USD 6.28. Options vest over a period of three years from the date of grant and become upon vesting. The Company has not recognized any compensation expense related to stock options in 1999, 2000 or 2001.

The following table presents information about options outstanding as of December 31, 2001.





                                  NUMBER OF        WEIGHTED     WEIGHTED-AVERAGE    NUMBER OF       WEIGHTED
RANGE OF EXERCISE PRICES OF        OPTIONS          AVERAGE         REMAINING        OPTIONS         AVERAGE
  OPTIONS OUTSTANDING            OUTSTANDING     EXERCISE PRICE  CONTRACTUAL LIFE  EXERCISABLE  EXERCISABLE PRICE
                                                                    (IN YEARS)
------------------------------------------------------------------------------------------------------------------
USD 0.41  - USD  1.89               1,497,450      USD   1.49         9.15             302,685      USD 1.58
USD 3.06  - USD  6.65                 432,850      USD   4.48         8.64             168,443      USD 4.45
USD  8.19 - USD14.36                   19,166       USD 10.11         8.07             600,755      USD 8.90
USD20.30 - USD35.43                     9,000       USD 26.52         7.22               7,166     USD 27.41
                               -----------------                                   -------------
                                    2,758,466                                        1,079,049
                               =================                                   =============


SFAS No. 123 requires the presentation of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted in 1999, 2000 and 2001 were as follows.



                                                    1999 GRANTS         2000 GRANTS          2001 GRANTS
                                                    -----------         -----------          -----------
         Risk free interest rate.........                5.5%                 5.5%                4.61%
         Stock price volatility factor...               0.821                0.859                1.242
         Expected life of options........             5 years              5 years              5 years
         Dividend yield..................                0.0%                 0.0%                 0.0%


Had the Company determined compensation expense for this plan in accordance with the provisions of SFAS No. 123, the fair value of the options would have been amortized over the option vesting periods. Under this method, the Company's net loss and loss per share for the years ended December 31, 1999, 2000 and 2001 would have been as follows (in thousand Euro, except per share amounts):


                                                                     YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                             1999                2000                2001
                                                             ----                ----                ----

         Pro forma net loss                                 53,447              63,972            137,891
         Pro forma net loss per share - basic and
            diluted                                           2.69                2.75               5.30


STOCK OPTION REPRICING
In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44, which has been adopted prospectively as of July 1, 2000 requires that stock options that have been modified to reduce the exercise price be accounted for as variable. During 2000, the Company offered Stock Incentive Plan participants the opportunity to exchange stock options previously granted for new options at the current stock price. Approximately 1.07 Million new options with an exercise price of USD 9.02, the fair market value of the stock on the date of the exchange, were exchanged for previously issued options. This exchange is considered a re-pricing and changes the status of these options to variable options. Under FIN 44, the options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. Prior to the adoption of FIN 44, the Company accounted for these stock options as fixed. Because the market price of the Company's stock decreased since July 1, 2000, the effect of adopting FIN 44 has had no impact on net loss for the years ended December 31, 2000 and 2001 related to vested options. Furthermore, any future increases in the market price of the stock, above the exercise price of the options, will result in recognition of stock-based compensation expense in future reporting periods.

14.      PROVISION FOR INCOME TAXES

In March 1999 the German government passed tax legislation, which reduced the corporate income tax rate from 45% to 40%. Accordingly, the Company's deferred tax assets and liabilities related to Germany were re-measured using 40% in the first quarter of 1999.

On July 14, 2000, the German government approved legislation, which will, among other things, reduce the corporate tax rate to 25% and eliminate the tax credit system. Furthermore, the capital gains tax was reduced from 25% to 20%. The new law is effective January 1, 2001. Accordingly, the Company's deferred tax assets and liabilities related to Germany were re-measured using the revised rates in the fourth quarter of 2000.

The Company's principal operations are currently located in Germany. Pretax loss for the years ended December 31, 1999, 2000 and 2001 were taxable in the following jurisdictions (in thousands Euro):


                                                                        YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                   1999          2000          2001
                                                                   ----          ----          ----
     Germany...............................................         (31,477)     (21,199)       (28,583)
     U.S...................................................         (23,036)     (50,433)       (69,314)
     Italy.................................................          (4,781)      (5,704)        (8,019)
     Other.................................................          (2,671)      (8,174)        (5,116)
                                                               -------------- ------------ --------------
     Total.................................................         (61,965)     (85,510)      (111,032)
                                                               ============== ============ ==============


For the years ended December 31, 1999, 2000 and 2001, the components of the provision for income taxes, substantially all of which relates to Germany, are as follows (in thousands Euro):


                                                                               YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                             1999             2000          2001
                                                                             ----             ----          ----
Current..............................................                          15                3            21
Deferred.............................................                    (13,515)          (6,979)        27,657
                                                                  ---------------- ---------------- -------------
Income tax (benefit) expense.........................                    (13,500)          (6,976)        27,678
                                                                  ================ ================ =============

The Company has net deferred tax assets as of December 31, 2000 and 2001 as follows (in thousands Euro):


                                                                                DECEMBER 31,
                                                                         -----------------------
                                                                             2001           2001
                                                                             ----           ----
Deferred tax assets
     Net operating loss carryforwards...............................       42,954         66,379
     Other..........................................................            4              -
                                                                         ------------ ------------
                                                                           42,960         66,379
     Valuation allowance............................................     (14,460)       (65,669)
                                                                         ------------ ------------
                                                                           28,500            710
Deferred tax liabilities
     Product development costs......................................          828            329
     Depreciation and amortization..................................           15            381
                                                                         ------------ ------------
                                                                              843            710
                                                                         ------------ ------------
Net deferred tax assets.............................................       27,657              0
                                                                         ============ ============


As of December 31, 2001, the Company had available combined cumulative net operating loss carryforwards of approximately Euro 162.4 million to offset future taxable income. Under current tax laws, substantially all of these loss carryforwards have an indefinite life and may be used to offset the Company's future taxable income. Net operating loss carryforwards are subject to review and possible adjustment by the applicable taxing authorities. Furthermore, under current tax laws, certain substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards, which could be utilized annually to offset future taxable income. Subsequent significant ownership changes could further effect the limitation in future years.

In 2001, as the Company has incurred losses since inception and does not expect to achieve profitability in the near future, the Company has recorded a full valuation allowance against its net deferred tax assets since realization of these future benefits is uncertain.

The change in valuation allowance was an increase of Euro 2.3 million and Euro
51.2 million for the years ended December 31, 2000 and 2001, respectively. The changes primarily relate to additional losses incurred in those years and the full valuation of net deferred tax assets in fiscal 2001.

For the years ended December 31, 1999, 2000 and 2001, a reconciliation of income taxes determined using the United States statutory federal income tax rate of 35% to actual income taxes provided is as follows (in thousands Euro):


                                                                                    YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                              1999           2000            2001
                                                                              ----           ----            ----
           Income tax benefit at statutory rate....................       (21,688)       (20,926)        (20,228)
           Higher foreign tax rates................................        (8,598)        (6,420)         (3,191)
           Valuation allowance.....................................         12,195          2,265          51,209
           Statutory rate change...................................            516          9,634               -
           Other...................................................          4,075          8,471           (112)
                                                                       ------------ ---------------- ---------------
           Income tax (benefit) expense............................       (13,500)        (6,976)          27,678
                                                                       ============ ================ ===============

15.      LOSS PER SHARE

For the years ended December 31, 1999, 2000 and 2001, the following table sets forth the computation of basic and diluted loss per share (in thousands Euro, except per share data):


                                                                                          DECEMBER 31,
                                                                              --------------------------------------
                                                                               1999           2000           2001
                                                                               ----           ----           ----
Numerator:
     Net loss-numerator for basic and diluted loss per............             (48,371)        (60,948)     (134,640)
Denominator:
     Denominator for basic and diluted loss per share -- weighted-average
     shares outstanding...........................................              19,877          23,266        25,996
Basic and diluted loss per share..................................               (2.43)          (2.62)        (5.18)


The denominator for diluted loss per share excludes the convertible preferred stock and stock options because the inclusion of these items would have an anti-dilutive effect.

16.      EXTRAORDINARY ITEMS

During 2000, the Company repurchased a portion of its 14% Senior Notes due 2009 (the "Notes"). The Company repurchased Euro 77.1 million (USD 72.6 million) of Notes at average prices equal to 43% of the face value of the Notes repurchased. As required by the terms of the Notes, the Company had established an escrow account to provide for payment in full of the first six scheduled interest payments on the Notes. The amounts contained in the escrow account are carried on the Company's balance sheet as "Restricted investments." As a result of the repurchase of Notes, approximately Euro 20.3 million has been be released from the escrow account and is available to the Company. The cash paid to repurchase the Notes in 2000, net of amounts released from the escrow account, was approximately Euro 15.3 million.

During 2001, the Company purchased additional 14% Senior Dollar Notes payable, due 2009, with face value of USD 10.6 Million (Euro 11.5 Million). Following this purchase the face value of the remaining outstanding 14% Senior Dollar Notes payable, due 2009, was USD 66.8 Million (approximately Euro 75.8 Million). The notes were purchased by the Company for an average of 28.9% of face value.

The amount shown as an extraordinary item represents the difference between the amounts paid to extinguish the Senior Notes and the carrying value on the balance sheet, as of the date of extinguishment, net of associated costs.

17.      RELATED PARTY TRANSACTIONS

The Company paid Euro 255,000, Euro 209,000 and Euro 435,000 to a law firm for legal services where one of the members of the board of directors is a partner in the years ended December 31, 1999, 2000 and 2001, respectively.

In the year ended December 31, 1999, Sunweb, a wholly-owned subsidiary of the Company, purchased goods and services totaling CHF 2,346,000 (Euro 1,174,000) from a company owned by a relative of a member of the senior management team.

The Company granted interest free loans totaling Euro 356,000 to three former Italian management employees. The loans were due on December 31, 2000 and are denominated in Italian Lire. No payments have been made on the loans to date.

On December 28, 1999 the Company entered into a Cooperation Software Licensing Agreement with B&N Software AG, ("B&N"). This contract grants the Company an exclusive, non-transferable, chronologically and geographically unrestricted distribution rights to certain products produced by B&N. The license fee for the contract was Euro 1,023,000 and is being expensed over three years starting in 2000. The Company has an investment representing 26,5% of common stock in B&N.

The Company has an account receivable of approximately Euro 281,000 from a company that filed for insolvency in 2000, which has been guaranteed by B&N in accordance with an agreement dated March 1, 2001.

18.      SEGMENT INFORMATION

The Company evaluates performance, and allocates resources, based on the operating profit of its subsidiaries, which are organized geographically. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies in Note 2.

The Company operates in one line of business, which is providing international Internet backbone and access services and related communication services for corporate customers. The Company's reportable segments are divided by country since each country's operations are managed and evaluated separately.

For the years ended December 31, 1999, 2000 and 2001, information concerning the Company's geographic locations is summarized as follows (in thousands Euro):


                                                                        YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                   1999          2000          2001
                                                                   ----          ----          ----
REVENUES:
     Germany...............................................           11,338       20,918         25,078
     U.S...................................................                -            -              -
     Italy.................................................            5,161        8,040          6,513
     Other.................................................            4,429        6,873          7,486
                                                               -------------- ------------ --------------
     Total.................................................           20,928       35,831         39,077
                                                               ============== ============ ==============

DEPRECIATION AND AMORTIZATION:
     Germany...............................................            4,844       10,189          9,321
     U.S...................................................            5,444        8,571          7,080
     Italy.................................................              606        1,360          1,494
     Other.................................................              486        1,708          2,261
                                                               -------------- ------------ --------------
     Total.................................................           11,381       21,828         20,156
                                                               ============== ============ ==============

INTEREST EXPENSE:
     Germany...............................................              107          141             76
     U.S...................................................           16,630       34,683         25,359
      Italy................................................              174          356            286
     Other.................................................               20            9              7
                                                               -------------- ------------ --------------
     Total.................................................           16,931       35,189         25,728
                                                               ============== ============ ==============

INTEREST INCOME:
     Germany...............................................               24          144             15
     U.S...................................................            3,860        5,078          1,453
     Italy.................................................                -          210              7
     Other.................................................                -            5              2
                                                               -------------- ------------ --------------
     Total.................................................            3,884        5,437          1,477
                                                               ============== ============ ==============


                                                                        YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                   1999          2000          2001
                                                                   ----          ----          ----
LOSS BEFORE TAXES:
     Germany...............................................         (31,477)     (21,199)       (28,583)
     U.S...................................................         (23,036)     (50,433)       (69,314)
      Italy................................................          (4,781)      (5,704)        (8,019)
     Other.................................................          (2,671)      (8,174)        (5,116)
                                                               -------------- ------------ --------------
     Total.................................................         (61,965)     (85,510)      (111,032)
                                                               ============== ============ ==============

EQUITY IN LOSSES OF EQUITY INVESTMENTS:
     Germany...............................................                -            -              -
     U.S...................................................                -        (168)          (538)
      Italy................................................                -            -              -
     Other.................................................                -            -              -
                                                               -------------- ------------ --------------
     Total.................................................                -        (168)          (538)
                                                               ============== ============ ==============

EXTRAORDINARY ITEMS:
     Germany...............................................               -             -              -
     U.S...................................................               -        17,754          4,608
      Italy................................................               -             -              -
     Other.................................................               -             -              -
                                                               -------------- ------------ --------------
     Total.................................................               -        17,754          4,608
                                                               ============== ============ ==============


INCOME TAX BENEFIT (EXPENSE):
     Germany...............................................           13,690        6,976       (27,657)
     U.S...................................................             (26)            -              -
      Italy................................................            (160)            -              -
     Other.................................................              (4)            -           (21)
                                                               -------------- ------------ --------------
     Total.................................................           13,500        6,976       (27,678)
                                                               ============== ============ ==============


At December 31, 2000 and 2001, the Company's property and equipment by geographic location and capital expenditures by geographic area are as follows (in thousands Euro):


                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                    2000          2001
                                                                    ----          ----
TOTAL ASSETS:
     Germany...............................................           85,574        40,738
     U.S...................................................           91,542        14,260
      Italy................................................           11,619        11,465
     Other.................................................            7,086         5,509
                                                                ------------- -------------
     Total.................................................          195,821        71,972
                                                                ============= =============

Property and equipment
     Germany...............................................           32,311        24,575
     U.S...................................................                -             -
     Italy.................................................            5,809         5,314
     Other.................................................            4,465         2,763
                                                                ------------- -------------
     Total.................................................           42,585        32,653
                                                                ============= =============

Capital Expenditures:
     Germany...............................................           20,272         4,219
     U.S...................................................                -             -
     Italy.................................................            1,966         1,022
     Other.................................................            1,650           664
                                                                ------------- -------------
     Total.................................................           23,888         5,905
                                                                ============= =============


19.      COMMITMENTS AND CONTINGENCIES

The Company is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, no such actions are known to have a material adverse impact on the financial position of the Company.

20.   ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of unrealized gains or losses on marketable securities and translation adjustments from consolidation. At December 31, 2000 and 2001, the components of accumulated other comprehensive income were as follows:


                                                                                DECEMBER 31,
                                                                        ------------------------------
                                                                             2000           2001
                                                                             ----           ----
Unrealized holding losses                                                    (300)           (57)
Currency translation adjustment                                                593            683
                                                                        --------------- --------------
                                                                               293            626
                                                                        =============== ==============


21.   SUBSEQUENT EVENTS

TELEHOUSE PURCHASE OPTION
On January 29, 2002, the Company entered into an Option Agreement ("Agreement") with Telehouse Deutschland GmbH ("Telehouse"). Pursuant to the Agreement, the Company granted Telehouse an option to purchase the Company's existing data centers located in Munich, Frankfurt and Hamburg (Germany) for an aggregate purchase price of approximately Euro 30,000,000. Telehouse currently leases these data centers from the Company. The option to purchase is exercisable by Telehouse on or before March 31, 2002. In consideration of the option grant, Telehouse paid the Company an amount of approximately Euro 1,300,000 ("Option Payment"), most of which will be applied towards the purchase price in the event the option is exercised. In the event the option is not exercised, the Option Payment will be applied towards Telehouse's obligations to the Company under the current lease between the Company and Telehouse. On March 26, 2002, the Option Agreement expiration date was extended to April 30, 2002.

CREDIT FACILITY
On March 12, 2002, the Company entered into a credit facility agreement ("Credit Facility") with MFC Merchant Bank S.A. ("MFC") for maximum borrowings of Euro 7,000,000. The Company is obligated to borrow in three tranches: Euro 949,000, Euro 1,500,000 and Euro 4,551,000. Each borrowing tranche is dependent upon certain events occurring, as defined. The Company has received Euro 865,800 (into a trustee account under the Credit Facility to-date). The Credit Facility bears interest at a rate of 14% per annum and comes due on March 12, 2003. The Credit Facility can be extended at the discretion of MFC. The Credit Facility contains certain qualitative covenants, as defined, that the Company must comply. The Credit Facility is collateralized by substantially all of the Company's assets, excluding restricted cash and restricted investments.

MFC is considered a related party as it maintains voting rights on behalf of two shareholders that hold approximately 26% of the Company's outstanding shares and members of MFC are members of the Company's Board of Directors and executive management.

ITALIAN OPERATIONS
In 2002, the Company's Board of Directors made the decision to sell the Company's operations in Italy as the Company's management does not have the financial resources to support these operations and has been actively searching for a buyer. At December 31, 2001, the Company had not made any adjustments to the net realizable value of the operations in Italy. The Company has not entered into any agreements for the sale of these operations to date. Please refer to
Note 18, "Segment Information," for financial information relating to the operations in Italy.

TERMINATION AGREEMENTS

On March 12, 2002, the Company entered into termination agreements with two individuals that were officers of the Company. The Company paid a total of approximately Euro 198,000 to these individuals and placed approximately Euro 198,000 in escrow in accordance with the terms of the termination agreements. Furthermore, upon execution of the Telehouse option agreement, these individuals will be paid a bonus of approximately Euro 492,000 in accordance with the terms of the termination agreements.


22.  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

Quarterly financial information for the years ended as of December 31, 2001 and 2000 is as follows (in thousands Euro, except per share data):


                                              MARCH 31,          JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
FISCAL 2001 QUARTERS ENDED,                      2001              2001              2001             2001
                                           ----------------- ----------------- ----------------- ----------------
Net revenues                                         9,880             9,901             9,879            9,417
Gross profit                                         4,387             3,741             4,278            1,566
Operating loss                                      (8,990)           (9,642)          (10,238)         (51,313)
Net loss before extraordinary items                (18,895)          (19,976)           (7,014)         (93,363)
Net loss                                           (14,878)          (19,976)           (6,423)         (93,363)

Net loss per share before extraordinary
items - basic and diluted                            (0.73)            (0.77)            (0.27)           (3.59)
Net loss per share - basic and diluted               (0.58)            (0.77)            (0.25)           (3.59)



                                              MARCH 31,          JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
FISCAL 2000 QUARTERS ENDED,                      2000              2000              2000             2000
                                           ----------------- ----------------- ----------------- ----------------
Net revenues                                         7,163             9,303             9,546            9,819
Gross profit                                         2,565             3,354             3,019            3,776
Operating loss                                     (14,248)          (12,346)          (10,272)         (15,420)
Net loss before extraordinary items                (23,906)          (17,182)          (17,577)         (20,037)
Net loss                                           (23,906)          (17,182)           (4,834)         (15,026)

Net loss per share before extraordinary
items - basic and diluted                            (1.03)            (0.73)            (0.76)           (0.86)
Net loss per share - basic and diluted               (1.03)            (0.73)            (0.21)           (0.64)


The quarter ended March 31, 2001 includes the following infrequently occurring charges to the consolidated statement of operations: Euro 4,017,000 gain on the early retirement of debt.

The quarter ended June 30, 2001 includes the following infrequently occurring charges to the consolidated statement of operations: Euro 2,556,000 to write down several telecommunication carrier grade switches.

The quarter ended September 30, 2001 includes the following infrequently occurring charges to the consolidated statement of operations: Euro 591,000 gain on the early retirement of debt.

The quarter ended December 31, 2001 includes the following infrequently occurring charges to the consolidated statement of operations: Euro 28,417,000 for impairment of goodwill and identifiable intangible assets; Euro 4,756,000 for loss on disposal of property and equipment; Euro 1,381,000 to write down several telecommunication carrier grade switches; and, Euro 27,657,000 for the increase in valuation allowance for deferred tax assets.

The quarter ended March 31, 2000 includes the following infrequently occurring charges to the consolidated statement of operations: Euro 1,620,000 to dispose of several telecommunication carrier grade switches.

The quarter ended September 30, 2000 includes the following infrequently occurring charges to the consolidated statement of operations: Euro 12,743,000 gain on the early retirement of debt.

The quarter ended December 31, 2000 includes the following infrequently occurring charges to the consolidated statement of operations: Euro 1,620,000 to dispose of several telecommunication carrier grade switches; Euro 645,000 for impairment of goodwill and identifiable intangible assets; Euro 5,011,000 gain on the early retirement of debt.

------------------------------------------------------------------------------

Schedule II




Euro thousand                                                    Net expense (recovery)
                                                             ------------------------------
                                                 Balance at      Charged to     Charged                       Balance
                                                  beginning       costs and     to other                     at end of
                                                  of period        expenses     accounts       Deductions      period
                                                -----------------------------------------------------------------------
For the year ended December 31, 1999
- Allowance for doubtful debt                           317            870             -                -       1,187
- Deferred tax asset valuation allowance                  -         12,195             -                -      12,195

For the year ended December 31, 2000
- Allowance for doubtful debt                         1,187            120             -                        1,307
- Deferred tax asset valuation allowance             12,195          2,265             -                -      14,460
For the year ended December 31, 2001
- Allowance for doubtful debt                         1,307          5,514             -       (1,007)(1)       5,814
- Deferred tax asset valuation allowance             14,460         51,209             -               --      65,669


(1)      Uncollectable accounts written-off, net of recoveries.

Independent Accountants' Reports on Cybernet Italia S.p.A. and Eclipse S.p.A.

Presented below are the Independent Accountants' Reports on Cybernet Italia S.p.A. and Eclipse S.p.A.. These audit reports and the related audited financial statements for the year ended December 31, 1999 were relied on by Ernst & Young in the performance of their audit of the consolidated financial statements of the Company. Their audit report is contained on page F-1. The audited financial statements of Cybernet Italia S.p.A. and Eclipse S.p.A. referred to in these audit reports have not been included in this document.


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

                                      CYBERNET INTERNET SERVICES
                                      INTERNATIONAL, INC.

Dated: April 15, 2002                 By:   /s/ Michael J. Smith
                                           ----------------------------------
                                           Michael J. Smith
                                           President and Chief Executive Officer

    Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael J. Smith                       Date:  April 15, 2002
------------------------------------
Michael J. Smith
President, Chief Executive Officer,
Chief Financial Officer and Director


/s/ Roy Zanatta                            Date:  April 15, 2002
------------------------------------
Roy Zanatta
Secretary, Treasurer and Director


/s/ Eduard Seligman                        Date:  April 15, 2002
------------------------------------
Eduard Seligman
Director


/s/ Greg Elderkin                          Date:  April 15, 2002
------------------------------------
Greg Elderkin
Director


/s/ Slobodan Andjic                        Date:  April 15, 2002
------------------------------------
Slobodan Andjic
Director