Form 10-Q
period 2002-03-31
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2002-05-15
CIK 1070658

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[  X  ]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[     ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NO.: 000-25677

                           CYBERNET INTERNET SERVICES
                              INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                               51-0384117
      (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)          Identification  No.)

    SUITE 1620 - 400 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6C 3A6
                              (Address of office)

                                 (604) 683-5767
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO
                                        -----      ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                Class                 Outstanding at May 15, 2002
                -----                -------------------------------

          Common Stock, $0.001                26,445,627
              par  value


================================================================================

FORWARD-LOOKING  STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.


                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.     FINANCIAL  STATEMENTS



                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                  (UNAUDITED)

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                DECEMBER 31, 2001     MARCH  31, 2002
                                                ------------------    ---------------
                                                         (Euros in thousands)

ASSETS
Current Assets
  Cash and cash equivalents                     E         2,735       E      2,740
  Restricted Cash                                         2,743              2,183
  Short-term investments                                    149                 77
  Trade accounts receivable, net                          8,903              6,636
  Related party receivable                                  356                356
  Other receivables                                       2,721              2,067
  Restricted investments                                 10,567              5,328
  Prepaid expenses                                          574                765
  Other current assets                                      947              1,077
                                                ---------------       ------------
     Total current assets                                29,695             21,229

Property and equipment, net                              32,653             29,760
Product development costs, net                              806                624
Investments in equity-method investees                    2,770              2,635
Other assets                                              6,048              5,792
                                                ---------------       ------------

TOTAL ASSETS                                    E        71,972       E     60,040
                                                ===============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Overdrafts and short-term borrowings          E           170       E        866
  Trade accounts payable                                 13,155             12,850
  Other accrued liabilities                              11,835              9,764
  Current portion long-term debt and
    capital lease obligations                             1,060                  -
  Accrued personnel costs                                 1,848              2,851
                                                ---------------       ------------
     Total current liabilities                           28,068             26,331

Long-term debt                                          164,573            169,958
Capital lease obligations                                   435                  -

SHAREHOLDERS' EQUITY
Common stock                                                 25                 25
Additional paid in capital                              127,718            127,718
Accumulated deficit                                    (249,473)          (264,045)
Cumulative other comprehensive income                       626                 53
                                                ---------------       ------------
     Total shareholders' equity                        (121,104)          (136,249)
                                                ---------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      E        71,972       E     60,040
                                                ===============       ============



The  accompanying  notes  are  an  integral  part of these financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------
                                                      2001                 2002
                                                  ------------        ------------
                                                        (Euros in thousands,
                                                       except per share data)

Revenues                                           E     9,880        E     9,308
Costs and expenses:
  Direct cost of services                                5,493              4,533
  Network operations                                     2,127              1,019
  General and administrative expenses                    3,381              5,479
  Sales and marketing expenses                           2,685              1,927
  Research and development                                 228                  -
  Depreciation and amortization                          4,956              2,475
                                                   -----------        -----------
     Total costs and expenses                           18,870             15,433
                                                   -----------        -----------
                                                        (8,990)            (6,125)
Other income and expenses:
  Interest income                                          578                103
  Interest expense                                      (5,776)            (6,834)
  Equity in losses of equity-method investees              (37)              (135)
  Foreign currency losses                               (6,260)            (1,580)
                                                   -----------        -----------
Loss before taxes and extraordinary item               (20,485)           (14,571)
Income tax expense (benefit)                             1,590                 (1)
                                                   -----------        -----------
Loss before extraordinary item                         (18,895)           (14,572)
Extraordinary item:
  Gain on extinguishment of debt (net of tax)            4,016                  -
                                                   -----------        -----------
Net loss                                               (14,879)           (14,572)

Accumulated deficit, beginning of period              (114,833)          (249,473)
                                                   -----------        -----------
Accumulated deficit, end of period                 E  (129,712)       E  (264,045)
                                                   ===========        ===========

Earnings (loss) per share, basic and diluted:
  Loss before extraordinary item                   E     (0.73)       E     (0.55)
  Gain on extraordinary item                              0.15                  -
                                                   -----------        -----------
  Net loss                                        E      (0.58)       E     (0.55)
                                                  ============        ===========
Number of shares used to compute
  earnings (loss) per share (in thousands)              25,845             26,445
                                                  ============        ===========



     The accompanying notes are an integral part of these financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------
                                                      2001                 2002
                                                  ------------        ------------
                                                        (Euros in thousands,
                                                       except per share data)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          E   (14,879)        E   (14,572)

ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH USED BY OPERATIONS:
   Deferred taxes                                      (1,589)                  -
   Depreciation and amortization                        4,956               2,475
   Equity in (profits) losses of
    equity-method investees                                (5)                135
   Provision for losses on accounts
    receivable                                             305              1,492
   Loss on sale of short term investment                    67                  -
   Amortization of bond discount                           651                664
   Accreted interest expense on long-term debt           1,371              3,443
   Gain on extinguishment of debt                       (4,016)                 -
   Foreign currency translation loss                     3,895                639
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Restricted cash                                       286                560
     Trade accounts receivable                            (345)               777
     Other receivables                                   1,389                577
     Other assets                                          176                (32)
     Prepaid expenses                                     (148)              (193)
     Other current assets                                  283               (130)
     Trade accounts payable                             (1,136)              (305)
     Other accrued expenses and liabilities             (4,519)            (1,216)
     Accrued personnel costs                              (251)             1,003
                                                  ------------        -----------
       Total changes in operating
        assets and liabilities                          (4,265)             1,041
                                                  ------------        -----------
          Net cash used in operating
           activities                                  (13,509)            (4,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments            14,350                145
Proceeds from sale of restricted investments             4,192              5,304
Purchase of property and equipment                      (3,128)               (87)
Proceeds from sale of property and equipment                 -                837
Payment of deferred purchase obligations                (2,034)                 -
                                                  ------------        -----------
          Net cash provided by investing
           activities                                   13,380              6,199

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital
 lease obligations                                        (569)            (1,497)
Proceeds from borrowings                                   179                866
Repayment of borrowings                                 (2,570)            (1,036)
                                                  ------------        -----------
          Net cash used in financing
           activities                                   (2,960)            (1,667)
                                                  ------------         ----------

Impact of foreign exchange rate changes                    (39)               156
                                                  ------------         ----------
Net (decrease) increase in cash and
 cash equivalents                                       (3,128)                 5
Cash and cash equivalents at beginning
 of period                                               5,972              2,735
                                                  ------------         ----------
Cash and cash equivalents at end of period        E      2,844         E    2,740
                                                  ============         ==========



The  accompanying  notes  are  an  integral  part of these financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THREE MONTHS ENDED MARCH 31, 2002

1.  Basis  of  Presentation
    -----------------------

The accompanying interim period unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial information. Accordingly, they do not include all of the information required under U.S. GAAP for financial statements for a full year. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position and results of operations of Cybernet Internet Services International, Inc. (the "Company") for the periods presented have been included. Operating results for the three months ending March 31, 2002 are not necessarily indicative of results to be expected for the year ended December 31, 2002. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2.  Going  Concern
    --------------

The Company has incurred significant operating losses since inception, and has not achieved and does not expect to achieve sufficient revenues to support future operations without additional financing. The Company is currently in the process of identifying alternative financing sources, negotiating changes to its debt structure and evaluating its strategic options. However, there are no assurances that these plans can be accomplished nor that they will provide sufficient cash to fund the Company's operations in the future.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

3.  Earnings  Per  Share
    --------------------

The following table sets forth the computation of basic and diluted loss per share:



                                                       AS AT MARCH 31,
                                                -----------------------------
                                                  2001                 2002
                                                --------             --------
                                                    (in thousands, except
                                                        per share data)
Numerator:
  Net loss (for basic and diluted
   loss per share)                              E (14,879)           E (14,572)
Denominator:
  Weighted average shares outstanding
   (for basic and diluted loss per share)          25,845               26,445
Basic and diluted loss per share                E   (0.58)           E   (0.55)


The denominator for diluted loss per share excludes the convertible preferred stock and stock options because the inclusion of these items would have an anti-dilutive effect.

4.  Segment  Information
    --------------------

The Company operates in one line of business, which is providing international Internet backbone and access services and network business solutions for corporate customers.

5.  Comprehensive  Loss
    -------------------

Accumulated other comprehensive loss consists of unrealized gains or losses on marketable securities and translation adjustments from consolidation. At March 31, 2001 and 2002, the components of accumulated other comprehensive loss were as follows:



                                                            THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                              2001                 2002
                                                            --------             --------
                                                                 (Euros in thousands)

Net loss                                                    E (14,879)           E (14,572)
Net unrealized gains on short-term investments                    148                    6
Unrealized gains (losses) on foreign currency
 translation adjustments, net of tax                               37                 (579)
                                                            ---------            ---------
Comprehensive loss                                          E (14,694)           E (15,145)
                                                            =========            =========



6.  Subsequent  Events
    ------------------

On April 16, 2002, the Company entered into a share purchase agreement with Westwood Corporation wherein the Company sold all of the shares of Cybernet Italia S.p.A. ("Italia") to Westwood in consideration for $10,000. The Company will recognize a loss of approximately Euro 1.8 million in connection with this sale transaction, primarily as a result of the forgiveness of a loan to Italia.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

Cybernet Internet Services International, Inc. is an Internet service provider, providing international Internet backbone and access services and network business solutions for corporate customers. The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 2002 should be read in conjunction with the consolidated financial statements and related notes included in this quarter report, as well as the Company's annual report on Form 10-K for the year ended December 31, 2001.

RESULTS  OF  OPERATIONS  -  Three  Months  Ended  March  31,  2002
-----------------------     --------------------------------------

Revenues
--------

The following table sets forth selected sales data for the Company for the periods indicated:



                                      THREE MONTHS ENDED MARCH 31,
                                   ----------------------------------
                                     2001                     2002
                                   --------                ----------
                                         (Euros in thousands)
Revenue
  Internet data center services    E   2,661                E   2,709
  Connectivity                         6,715                    6,484
  E-business                             504                      115
                                   ---------               ----------
Total revenues                         9,880                    9,308


Total revenues decreased 5.8% from Euro 9.9 million in the three months ended March 31, 2001 to Euro 9.3 million in the first quarter of 2002, primarily as a result of decreased Connectivity and E-Business revenues. E-Business revenues decreased 77.2% from Euro 0.5 million in the first quarter of 2001 to Euro 0.1 million for the same period in 2002 and Connectivity revenues decreased 3.4% from Euro 6.7 million for the first quarter 2001 to Euro 6.5 million in the first quarter of 2002. Internet data center service ('IDC") revenues increased 1.8% from Euro 2.7 million in the first quarter of 2001 to Euro 2.7 million in the first quarter of 2002.

The decrease in E-Business revenues is primarily the result of the decision to sell more pre-packaged solutions that require less customized installation. These revenues are recorded as IDC revenues. The Company also was more selective when taking on E-Business projects in order to apply limited human resources to the projects most likely to generate long-term relationships and recurring revenues. In addition, the economic environment in the period was particularly difficult, and companies have been delaying projects and investments. Connectivity revenues decreased principally due to a decrease in the number of customers in the Company's Italian and Austrian subsidiaries as a result of competitive conditions in those markets. Revenues from IDC services increased principally due to higher prices being attained for these services.

Direct  Cost  of  Services
--------------------------

Direct cost of services decreased 17.5% from Euro 5.5 million in the first quarter of 2001 to Euro 4.5 million in the first quarter of 2002. Direct cost of services consists of: 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' locations through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect the Company's backbone nodes, and 2) the cost of hardware and software sold. The Company mainly utilizes leased lines for it's backbone network and to connect its network to its major customers' premises. Direct cost of services as a percentage of revenues decreased from 55.6% in the first quarter of 2001 to 48.7% in the first quarter of 2002. The decrease reflects a continuous effort by the Company to reorganize its network.

Network  Operations
-------------------

Network operations costs decreased 52.1% from Euro 2.1 million in the first quarter of 2001 to Euro 1.0 million in the first quarter of 2002. Network operations mainly consist of: 1) the personnel costs of technical and operational staff and related overhead, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate co-location services revenues, and 3) consulting expenses in the area of network and software development. The decrease reflects a continuous effort by the Company to reorganize its technical structure and implement synergies, leading to a significant decrease in personnel related costs.

General  and  Administrative  Expenses
--------------------------------------

General and administrative expenses increased 62.1% from Euro 3.4 million in the first quarter of 2001 to Euro 5.5 million in the first quarter of 2002. The increase is mainly due to a significant reserve for bad debt relating to one of the Company's main resellers in Germany, as well as the provision for litigation and legal fees. However, the Company achieved synergies from integrating subsidiaries and cost control measures instituted during the last 12 months, leading to a significant decrease in personnel and personnel related costs. General and administrative expenses consist principally of salaries and other personnel costs for administrative staff, office rent, allowance for bad debts and professional fees and costs. The Company's had 42 general and administrative personnel on March 31, 2002 compared to 60 at March 31, 2001.

Sales  and  Marketing  Expenses
-------------------------------

Sales and marketing expenses decreased by 23.6% from Euro 2.7 million in the first quarter of 2001 to Euro 1.9 million in the first quarter of 2002. This decrease is mainly due to the Company reorganizing its global sales and marketing organization. Sales and marketing expenses consist principally of salaries of the Company's sales force and marketing personnel and advertising and communication expenditures. The Company had 117 sales and marketing personnel on March 31, 2002 compared to approximately 133 on March 31, 2001.

Research  and  Development
--------------------------

Research and development expenses decreased from Euro 0.2 million in the first quarter of 2001 to nil in the first quarter of 2002. Research and development expenses consist principally of personnel costs of employees working on product development, consulting costs and certain overhead items. Due to the availability of products from partners and suppliers, no research and development expenses were necessary in the current period.

The Company had no research and development staff on March 31, 2002, compared to approximately 7 people at March 31, 2001.

Depreciation  and  Amortization
-------------------------------

Depreciation and amortization expenses decreased 50.1% from Euro 5.0 million in the first quarter of 2001 to Euro 2.5 million in the first quarter of 2002. This decrease reflects the nearly complete write off at December 31, 2001 of goodwill related to prior acquisitions.

Interest  Income  and  Expense
------------------------------

Interest expense increased 18.3% from Euro 5.8 million in the first quarter of 2001 to Euro 6.8 million in the first quarter of 2002, as a result of an increase in indebtedness and changes in the exchange rate between the U.S. dollar and the Euro.

Interest income decreased 82.1% from Euro 0.6 million in the first quarter of 2001 to Euro 0.1 million in the first quarter of 2002, as a result of the utilization of the proceeds from the issuance of debt securities.

In the first quarter of 2002, the Company incurred a net foreign exchange translation loss of Euro 1.6 million compared with Euro 6.3 million in the first quarter of 2001, primarily due to U.S. dollar denominated borrowings.

Income  Taxes
-------------

The Company recorded income tax benefits of nil in the first quarter of 2002 compared with Euro 1.6 million in the first quarter of 2001, as a result of a valuation allowance provided for the deferred tax assets in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Cash  flow
----------

Operating activities used cash of Euro 4.7 million in the first three months of 2002 compared to Euro 13.5 million for the comparable period in 2001. This is principally the result of reduced losses and decreased expenditure in all areas of the Company.

For the first three months of  2002, investing activities generated cash of Euro
6.2 million compared to Euro 13.4 million for the comparable period in 2001. Cash generated from investing activities represents the net proceeds from the sale of short-term investments, partially offset by purchases of property and equipment. Expenditures for property and equipment consisted principally of the fit-out of points of presence and data facilities, purchases of computer hardware and software and other expenditures related to the maintenance of the Company's Internet backbone and equipment.

For the first three months of 2002, net cash used by financing activities was Euro 1.7 million compared Euro 3.0 million in the same period in 2001, primarily due to the early termination of one of the Company's main leasing contracts in the current period.

Working  Capital
----------------

On March 31, 2002, working capital, defined as the excess of our current assets over current liabilities, was Euro (5.1) million as compared to Euro 1.6 million at December 31, 2001.

Net accounts receivable as at March 31, 2002 was Euro 6.6 million compared to Euro 8.9 million as at December 31, 2001. The Company has taken steps to improve the timely collection of receivables.

Cash and cash equivalents amounted to Euro 2.7 million at March 31, 2002 and December 31, 2001, respectively.

The Company had various short-term investments denominated in Euro totaling Euro
0.1 million at March 31, 2002. In addition, at March 31, 2002, the Company had approximately Euro 5.3 million of restricted investments held in escrow. This amount is invested in U.S. treasury securities.

Credit  Arrangements
--------------------

As of March 31, 2002, the Company was granted a short-term credit facility from a Swiss Bank. The credit facility is secured by substantially all of the Company's assets. Under the credit facility, the lender has agreed to make available up to Euro 7.0 million, subject to various terms and conditions. The amount drawn and outstanding as of March 31, 2002 was Euro 0.9 million. The Company is currently dependent on the credit facility to continue operations. There can be no assurance that the Company will receive further advances under the credit facility or that the Company will have sufficient funds to continue operations in the future. The Company may need to obtain additional financing in the future and there can be no assurance that the Company will be successful in obtaining such financing or on satisfactory terms.

Capital  Expenditures
---------------------

For the three months ended March 31, 2002, capital expenditures totaled approximately Euro 0.1 million. These capital expenditures were funded primarily from financing activities. Investments in the first three months of 2002 included: (i) investments in data facilities and data center premises, and (ii) investments in other equipment.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 2001 for information concerning market risk. The Company is of the opinion that there have been no material changes in market risk since December 31, 2001.

                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 2001 for information concerning legal proceedings.

The Company is subject to routine litigation incidental to its business. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)    Exhibits

       None.

(b)    Reports  on  Form  8-K

       The Company filed the following reports on Form 8-K in the three months ended March 31, 2002:

       Form  8-K  dated  January  30,  2002:
          Item  2.  Acquisition  and  Disposition  of  Assets
          Item  7.  Financial  Statements  and  Exhibits

       Form  8-K  dated  March  27,  2002:
          Item  5.  Other  Events
          Item  7.  Financial  Statements  and  Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CYBERNET  INTERNET  SERVICES
                                               INTERNATIONAL,  INC.


                                               By: /s/  Michael  Smith
                                                  ----------------------------
                                                  Michael  Smith
                                                  President  and  Chief
                                                  Financial Officer