Form 10-Q
period 2002-06-30
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2002-09-24
CIK 1070658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[   ]       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

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

                                 (604) 683-5767
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   YES  X      NO
                                              ---         ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

          Class                           Outstanding at August 31, 2002
          -----                           ------------------------------

     Common Stock, $0.001                           26,445,627
          par value

FORWARD-LOOKING  STATEMENTS

Statements  in  this  report,  to  the  extent  they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. When used herein, such statements may use words such as "may", "will", "expect", "believe", "plan" and similar terminology. These statements reflect management's current expectations regarding future events and operating performance and speak only as of the date hereof. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in international, national and local business and economic conditions, competition, changes in interest rates, actions by competitors, actions by government authorities, uncertainties associated with legal proceedings, technological development, future decisions by management in response to changing conditions and misjudgments in the course of preparing forward-looking statements. The foregoing list of factors is not exhaustive.


                          PART I. FINANCIAL INFORMATION
                                  ---------------------


ITEM  1.     FINANCIAL  STATEMENTS


                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                  (UNAUDITED)

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                      December 31, 2001  June 30, 2002
                                                      -----------------  -------------
                                                            (Euros in thousands)

ASSETS
Current Assets
  Cash and cash equivalents                               E  2,735         E 36,126
  Restricted cash                                            2,743            2,315
  Short-term investments                                       149               67
  Trade accounts receivable, net                             8,903            3,558
  Related party receivable                                     356                -
  Other receivables                                          2,721            1,629
  Restricted investments                                    10,567            4,686
  Prepaid expenses                                             574              205
  Other current assets                                         947              221
                                                          --------         --------
    Total current assets                                    29,695           48,807

Long-Term Assets
  Property and equipment, net                               32,653            4,964
  Product development costs, net                               806                -
  Investments in equity-method investees                     2,770              400
  Deferred debt issuance and other charges                   6,048            4,072
                                                          --------         --------

TOTAL ASSETS                                              E 71,972         E 58,243
                                                          ========         ========

LIABILITIES
Current Liabilities
  Overdrafts and short-term borrowings                    E    170         E      -
  Overdrafts and short-term borrowings, related party            -            3,417
  Trade accounts payable                                    13,155            6,108
  Other accrued liabilities                                 11,835           16,408
  Current portion long-term debt and capital lease
   obligations                                               1,060                -
  Accrued personnel costs                                    1,848            1,645
                                                          --------         --------
    Total current liabilities                               28,068           27,578

Long-Term Liabilities
  Long-term debt                                           164,573          156,431
  Capital lease obligations                                    435                -
                                                          --------         --------
    Total liabilities                                      193,076          184,009
                                                          --------         --------
SHAREHOLDERS' DEFICIENCY
  Common stock                                                  25               25
  Additional paid-in capital                               127,718          127,718
  Accumulated deficit                                     (249,473)        (253,565)
  Other comprehensive income                                   626               56
                                                          --------         --------
    Total shareholders' deficiency                        (121,104)        (125,766)
                                                          --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY            E 71,972         E 58,243
                                                          ========         ========



     The accompanying notes are an integral part of these financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                  ----------------------   ----------------------
                                                     2001        2002         2001        2002
                                                  ----------  ----------   ----------  ----------
                                                    (Euros in thousands, except per share data)


Revenues                                         E   9,901   E   6,724   E  19,781    E  16,032
Costs and expenses:
    Direct cost of services                          6,160       4,004      11,653        8,537
    Network operations                               2,103       1,310       4,230        2,329
    General and administrative expenses              3,160       4,744       6,541       10,223
    Sales and marketing expenses                     2,824       1,337       5,509        3,264
    Research and development                           156           -         384            -
    Impairment of assets                             2,556       6,645       2,556        6,645
    Depreciation and amortization                    5,029       2,037       9,871        4,512
                                                 ---------   ---------   ---------    ---------
       Total costs and expenses                     21,988      20,077      40,744       35,510
                                                 ---------   ---------   ---------    ---------
Operating loss                                     (12,087)    (13,353)    (20,963)     (19,478)
Other income and expenses:
    Interest expense                                (6,657)     (6,559)    (12,433)     (13,393)
    Interest income                                    501          98       1,079          201
    Gain on disposal of assets and businesses            -      13,233           -       13,233
    Equity in losses of equity-method investees       (153)       (134)       (304)        (269)
    Foreign currency gains (losses)                 (4,415)     17,187     (10,674)      15,607
                                                 ---------   ---------   ---------    ---------
Income (loss) before taxes and extraordinary
  item                                             (22,811)     10,472     (43,295)      (4,099)
Income tax benefit                                   2,836           8       4,425            7
                                                 ----------  ---------   ---------    ---------
Income (loss) before extraordinary item            (19,975)     10,480     (38,870)      (4,092)
Extraordinary item:
    Gain on extinguishment of debt (net of tax)          -           -       4,016            -
                                                 ---------   ---------   ---------    ---------
Net income (loss)                                  (19,975)     10,480     (34,854)      (4,092)
Accumulated deficit, beginning of period          (129,712)   (264,045)   (114,833)    (249,473)
                                                ----------   ---------   ---------    ---------
Accumulated deficit, end of period               E(149,687)  E(253,565)  E(149,687)   E(253,565)
                                                 =========   =========   =========    =========

Earnings (loss) per share, basic:
    Earnings (loss) per share before
     extraordinary item                          E   (0.77)  E    0.39   E   (1.50)   E   (0.15)
    Gain on extraordinary item                           -           -        0.15            -
                                                 ---------   ---------   ---------    ---------
    Net income (loss) per share                  E   (0.77)  E    0.39   E   (1.35)   E   (0.15)
                                                 =========   =========   =========    =========
Earnings (loss) per share, diluted:
    Earnings (loss) per share before
     extraordinary item                          E   (0.77)  E    0.12   E   (1.50)   E   (0.57)
    Gain on extraordinary item                           -           -        0.15            -
                                                 ---------   ---------   ---------    ---------
    Net income (loss) per share                  E   (0.77)  E    0.12   E   (1.35)   E   (0.57)
                                                 =========   =========   =========    =========
Weighted average number of shares
  outstanding (in thousands):
    For basic loss (earnings) per share             25,845      26,445      25,845       26,445
                                                 =========   =========   =========    =========
    For diluted loss (earnings) per share           25,845      30,391      25,845       30,391
                                                 =========   =========   =========    =========



     The accompanying notes are an integral part of these financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                    2001          2002
                                                                 ----------   ------------
                                                                   (Euros in thousands)

Cash Flows from Operating Activities:
Net loss                                                          E (34,854)  E  (4,092)
Adjustments to reconcile net loss to net cash used
 by operations:
  Deferred taxes                                                     (4,425)          -
  Depreciation and amortization                                       9,871       4,512
  Equity in losses of equity-method investees                           141         269
  Provision for losses on accounts receivable                           528       2,298
  Loss on sale of short-term investment                                 122           -
  Amortization of bond discount                                       1,335       1,298
  Accreted interest expense on long-term debt                         5,443       6,771
  Impairment of assets                                                2,556       6,645
  Gain on disposal of assets                                              -     (15,011)
  Loss on disposal of businesses                                          -       1,778
  Gain on extinguishment of debt                                     (4,016)          -
  Foreign currency translation loss (gain)                           10,950     (14,810)
  Changes in operating assets and liabilities:
      Restricted cash                                                   137         428
      Trade accounts receivable                                         310         716
      Other receivables                                               1,284         983
      Other assets                                                      530          21
      Prepaid expenses                                                    7          (3)
      Other current assets                                              282        (130)
      Trade accounts payable                                         (1,949)     (1,063)
      Other accrued expenses and liabilities                            540       4,415
      Accrued personnel costs                                          (560)        324
                                                                  ---------   ---------
          Net cash used in operating activities                     (11,768)     (4,651)

Cash Flows from Investing Activities:
Proceeds from sale of short-term investments                         16,496          85
Proceeds from sale of restricted investments                          4,192       5,368
Purchase of property and equipment                                   (6,455)       (334)
Proceeds from sale of property and equipment                              -      32,106
Acquisition of equity method investments                               (409)          -
Sale of businesses, net of cash sold                                      -        (346)
Payment of deferred purchase obligations                             (2,034)          -
                                                                  ---------   ---------
          Net cash provided by investing activities                  11,790      36,879

Cash Flows from Financing Activities:
Principal payments under capital lease obligations                     (278)     (1,561)
Proceeds from borrowings                                                  -       3,417
Repayment of borrowings                                              (3,430)       (170)
                                                                  ---------   ---------
          Net cash (used in) provided by financing activities        (3,708)      1,686
                                                                  ---------   ---------
Impact of foreign exchange rate changes                                 (77)       (523)
                                                                  ---------   ---------
Net (decrease) increase in cash and cash equivalents                 (3,763)     33,391
Cash and cash equivalents at beginning of period                      5,972       2,735
                                                                  ---------   ---------
Cash and cash equivalents at end of period                        E   2,209   E  36,126
                                                                  =========   =========



     The accompanying notes are an integral part of these financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR SIX MONTHS ENDED JUNE 30, 2002

1.     Basis  of  Presentation

The accompanying interim period unaudited consolidated financial statements of Cybernet Internet Services International, Inc. (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial information. Accordingly, they do not include all of the information required under U.S. GAAP for financial statements for a full year. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results to be expected for the year ended December 31, 2002. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2.     Going  Concern

The Company has incurred significant operating losses since inception, and has not achieved and does not expect to achieve sufficient revenues to support future operations without additional financing. The Company is currently in the process of identifying alternative financing sources, negotiating changes to its debt structure and evaluating its strategic options. However, there are no assurances that these plans can be accomplished or that they will provide sufficient cash to fund the Company's operations in the future.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

3.     Earnings  (Loss)  Per  Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. For the periods ended June 30, 2001, the computation of diluted loss per share excludes the convertible preferred stock, convertible notes and stock options because the inclusion of these items would have an anti-dilutive effect.

4.     Segment  Information

The Company operates in one line of business, which is providing international Internet backbone and access services and network business solutions for corporate customers.

5.     Comprehensive  Income (Loss)

Accumulated other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities and translation adjustments from consolidation. The following table sets forth the comprehensive income (loss) for the periods ended June 30, 2001 and 2002:


                                               Three Months Ended         Six Months Ended
                                                     June 30,                 June 30,
                                              ---------------------      ------------------
                                                2001        2002           2001      2002
                                              --------    --------       --------  --------
                                                          (Euros in thousands)


Net income (loss)                             E(19,975)   E 10,480       E(34,854)  E(4,092)
Net unrealized gains (losses) on
  available-for-sale securities                     12         (52)           160       (46)
Unrealized gains (losses) on foreign currency
  adjustments, net of tax                           (4)         55             33      (524)
                                              --------    --------       --------   -------
Comprehensive income (loss)                   E(19,967)   E 10,483       E(34,661)  E(4,662)
                                              ========    ========       ========   =======


6.     Disposal  of  Assets  and  of  Businesses

On April 16, 2002, the Company entered into a share purchase agreement with Westwood Corporation ("Westwood") wherein the Company sold all of the shares of Cybernet Italia S.p.A. to Westwood in consideration for $10,000. The Company recognized a loss of approximately Euro 1.8 million in connection with this sale transaction.

On June 25, 2002, Cybernet Internet Dienstleistungen AG ("Cybernet AG"), a wholly-owned subsidiary of the Company, entered into an asset purchase and transfer agreement (the "Data Center Agreement") with Disko Leasing GmbH ("Disko"), pursuant to which Cybernet AG sold assets, equipment, furniture and fixtures located in its data centers in Hamburg, Frankfurt and Munich, Germany (the "Data Centers") to Disko, effective April 30, 2002. Pursuant to the Data Center Agreement, Cybernet AG also cancelled certain lease agreements for the Data Centers, terminated operating agreements for the Data Centers, amended certain service agreements for the Data Centers in Frankfurt and Munich, Germany and paid an arrangement fee to Telehouse Deutschland GmbH. The Company recognized a gain of approximately Euro 15.0 million as a result of this sale transaction.

7.     Deferred  Debt  Issuance  and  Other  Charges

Deferred debt issuance and other charges consist principally of expenses incurred by the Company in connection with the notes issued during 1999 and amounts allocated to customer base and management contracts in connection with business acquisitions. Deferred debt issuance charges are being amortized to interest expense over the period of the maturity of the said notes. Other deferred charges are being amortized on a straight-line basis over their useful lives.

8.     Related  Party  Transactions

MFC Bancorp Ltd. ("MFC") is considered a related party as MFC maintains voting rights on behalf of two shareholders that hold approximately 26% of the Company's outstanding shares and an executive officer and a member of MFC's board of directors is an executive officer and a member of the Company's board of directors. A Swiss bank affiliate of MFC provides a revolving senior secured credit facility in an aggregate amount of Euro 7.0 million to the Company. In April 2002, the Company entered into an agreement to engage MFC to provide strategic advisory and restructuring services. Pursuant to such agreement, MFC will be be paid a success fee upon the completion of a successful debt restructuring and on specified transactions, measured as a percentage of the amount of debt restructured or transactions completed and subject to an overall cap on total fees. In the interim, the Company pays a monthly work fee of Euro 175,000 to MFC. The agreement is terminable by either party on 30 days' prior written notice.

9.     Commitments/Leases

As at June 30, 2002, the Company had commitments under operating leases and rental payments totaling approximately Euro 4.5 million, payable over the 18-month period ending December 31, 2003.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS

Cybernet Internet Services International, Inc. (the "Company" and together with its subsidiaries "Cybernet") is an Internet service provider, providing international Internet backbone and access services and network business solutions for corporate customers. The following discussion and analysis of the results of operations and financial condition of the Company for the six month and three month periods ended June 30, 2002 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results  Of  Operations  -  Six  Months  Ended  June  30,  2002
-----------------------     -----------------------------------

The following table sets forth selected sales data for the Company for the periods indicated:


                                             Six Months Ended June 30,
                                             -------------------------
                                                2001           2002
                                             ----------     ----------
                                                (Euros in thousands)


Revenues
     Internet data center services            E  5,301      E  3,811
     Connectivity                               13,855        11,822
     E-business                                    625           399
                                              --------      --------
        Total revenues                        E 19,781      E 16,032
                                              ========      ========


In the six months ended June 30, 2002, total revenues decreased to Euro 16.0 million from Euro 19.8 million in the comparable period of 2001. The decrease in revenues reflected lower revenues in all segments, resulting from a difficult economic environment wherein customers have been delaying projects and investments. For the six months ended June 30, 2002, internet data center service ("IDC") revenues decreased to Euro 3.8 million from Euro 5.3 million in the same period of 2001. Connectivity revenues decreased to Euro 11.8 million in the first half of 2002 from Euro 13.9 million in the same period of 2001. Such decreases in revenues resulted primarily from the disposition of the Company's operations in Italy in April 2002 and the sales of assets and equipment located in its data centers in Hamburg, Frankfurt and Munich, Germany (the "Data Centers") effective April 30, 2002 pursuant to an asset purchase and transfer Agreement (the "Data Center Agreement") made between the Company's wholly-owned subsidiary, Cybernet Internet Dienstleistungen AG ("Cybernet AG"), and Disko Leasing GmbH ("Disko") dated June 25, 2002.

Direct cost of services decreased to Euro 8.5 million in the first six months of 2002 from Euro 11.7 million in the comparable period of 2001. Direct cost of services consists of: 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' locations through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. The Company mainly utilizes leased lines for its backbone network, and to connect its network to its major customers' premises.

Network operations costs decreased to Euro 2.3 million in the first six months of 2002 from Euro 4.2 million in the comparable period of 2001. Network operations mainly consist of: 1) the personnel costs of technical and operational staff and related overhead, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenues and 3) consulting expenses in the area of network and software development. The decrease reflects a continuous effort to reorganize Cybernet's technical structure to reduce personnel related costs. Cybernet had 33 network operations personnel at June 30, 2002, compared to 84 at June 30, 2001.

General and administrative expenses increased to Euro 10.2 million in the first six months of 2002 from Euro 6.5 million in the comparable period of 2001. The increase results primarily from reserves for accounts receivable from a principal distressed connectivity reseller in Germany and provisions for potential litigation, business rationalization and related costs. Synergies from integrating various operations and cost control measures instituted during the last 12 months resulted in lower personnel and personnel related costs. General and administrative expenses consist principally of salaries and other personnel costs for administrative staff, rent, allowance for bad debts and external advisory costs. Cybernet had 26 general and administrative personnel at June 30, 2002, compared to 48 at June 30, 2001.

Sales and marketing expenses decreased to Euro 3.3 million in the first six months of 2002 from Euro 5.5 million in the comparable period of 2001. This decrease is mainly due to Cybernet reorganizing its sales and marketing organization. Sales and marketing expenses consist principally of salaries for sales and marketing personnel and advertising and communication expenditures. Cybernet had 50 sales and marketing personnel at June 30, 2002, compared to approximately 131 at June 30, 2001.

During 2002, Cybernet continued to re-focus its activities towards its core operations and rationalize its business. As a result, Cybernet terminated or re-assessed various projects and initiatives, such as Voice Telephony and Connectivity, and the Company recorded impairment losses of approximately Euro
6.6 million in the first six months of 2002. Cybernet's review of its core and other operations is currently ongoing and may, in the future, result in the Company reassessing the carrying value of its assets and/or providing for associated costs and expenses.

Depreciation and amortization expenses decreased to Euro 4.5 million in the first six months of 2002 from Euro 9.9 million in the comparable period of 2001. This decrease reflects the nearly complete write-off on December 31, 2001 of goodwill related to prior acquisitions.

For the six months ended June 30, 2002, the Company reported an operating loss of Euro 19.5 million, compared to Euro 21.0 million in the comparable period of 2001.

Interest expense for the six months ended June 30, 2002 increased to Euro 13.4 million from Euro 12.4 million in the comparable period of 2001, primarily as a result of an increase in indebtedness during the current period.

In the first half of 2002, the Company reported a net gain of Euro 13.2 million on the disposition of assets and businesses, primarily resulting from the sale of the Data Centers by Cybernet AG pursuant to the Data Center Agreement.

In the first six months of 2002, the Company recorded a net foreign currency gain of Euro 15.6 million, primarily as a result of the effect of the strengthening of the Euro versus the U.S. dollar on the Company's U.S. dollar denominated debt. The Company reports its financial results in Euros and a portion of its outstanding indebtedness is denominated and payable in U.S. dollars. As the Euro fluctuates in value against the U.S. dollar, the amount of the Company's U.S. dollar denominated debt as reported in Euros also fluctuates. These differences are recorded as either foreign currency gains or losses by the Company in any particular reporting period. Such reported foreign currency gains or losses will fluctuate with the exchange rate for Euros to U.S. dollars from reporting period to reporting period. In the comparable period of 2001, the Company recorded a net foreign exchange loss of Euro 10.7 million.

For the six months ended June 30, 2002, the Company's net loss decreased to Euro
4.1 million from Euro 34.9 million for the comparable period of 2001, primarily as a result of the non-recurring gain resulting from the sale of the Data Centers by Cybernet AG and a non-cash foreign currency translation gain.

Results  of  Operations  -  Three  Months  Ended  June  30,  2002
-----------------------     -------------------------------------

The following table sets forth selected sales data for the Company for the periods indicated:


                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                      2001             2002
                                                   ----------       ----------
                                                       (Euros in thousands)


Revenues
     Internet data center services                 E 2,640          E 1,102
     Connectivity                                    7,140            5,338
     E-business                                        121              284
                                                   -------          -------
         Total revenues                            E 9,901          E 6,724
                                                   =======          =======


Total revenues decreased to Euro 6.7 million in the three months ended June 30, 2002 from Euro 9.9 million in the second quarter of 2001, primarily as a result of lower IDC and Connectivity revenues, resulting from a difficult economic environment wherein customers have been delaying projects and investments. For the quarter ended June 30, 2002, IDC revenues decreased to Euro 1.1 million from Euro 2.6 million in the comparable period of 2001. Connectivity revenues decreased to Euro 5.3 million in the quarter ended June 30, 2002 from Euro
7.1 million in the comparable period of 2001. Connectivity revenues decreased principally due to a decrease in the number of customers as a result of competitive conditions and the disposition of the Company's Italian operations.

Direct cost of services decreased to Euro 4.0 million in the second quarter of 2002 from Euro 6.2 million in the second quarter of 2001. The decrease reflects a continuous effort by the Company to reorganize and rationalize its network. Network operations costs decreased to Euro 1.3 million in the second quarter of 2002 from Euro 2.1 million in the second quarter of 2001. The decrease reflects a continuous effort by the Company to reorganize its technical structure and reduce personnel related costs.

General and administrative expenses increased to Euro 4.7 million in the second quarter of 2002 from Euro 3.2 million in the second quarter of 2001. The increase resulted primarily from reserves for accounts receivable from a principal distressed connectivity reseller in Germany, as well as provisions for litigation, business rationalization and related expenses.

Sales and marketing expenses decreased to Euro 1.3 million in the second quarter of 2002 from Euro 2.8 million in the second quarter of 2001. Depreciation and amortization expenses decreased to Euro 2.0 million in the second quarter of 2002 from Euro 5.0 million in the second quarter of 2001.

In  the  second  quarter of 2002, the Company reported an operating loss of Euro
13.4  million,  compared  to  Euro  12.1  million  for  the same period of 2001.

Interest expense was Euro 6.6 million in the second quarter of 2002, compared to Euro 6.7 million in the second quarter of 2001.

During the second quarter of 2002, the Company recorded a net gain of Euro 13.2 million on the disposition of assets primarily resulting from the sale of the Data Centers by Cybernet AG pursuant to the Data Center Agreement.

In the second quarter of 2002, the Company reported a net foreign currency translation gain of Euro 17.2 million, compared to a net loss of Euro 4.4 million in the second quarter of 2001, primarily reflecting the effect of the strengthening of the Euro versus the U.S. dollar on the Company's U.S. dollar denominated debt.

During the second quarter of 2002, the Company reported net income of Euro 10.5 million, compared to a net loss of Euro 20.0 million for the comparable period of 2001, primarily as a result of a non-recurring gain resulting from the sale of the Data Centers by Cybernet AG and a non-cash foreign currency translation gain.

Liquidity  and  Capital  Resources
----------------------------------

Operating activities used cash of Euro 4.7 million in the first six months of 2002, compared to Euro 11.8 million in the comparable period in 2001. This reflected lower losses and decreased expenditures in all major areas of the Company.

For  the  first  six months of 2002, investing activities generated cash of Euro
36.9 million, compared to Euro 11.8 million in the comparable period in 2001. The increase in cash resulted primarily from the disposition of the Data Centers by Cybernet AG pursuant to the terms of the Data Center Agreement, as well as the sale of investments, partially offset by the cash outflows for the purchases of property and equipment. Expenditures for property and equipment consisted principally of the fit-out of POP's and data facilities, the purchases of computer hardware and software and other expenditures related to the maintenance of the Company's Internet backbone and equipment.

For the first six months of 2002, financing activities provided cash of Euro 1.7 million. The increase in cash generated from financing activities represents the net proceeds of approximately Euro 3.2 million from borrowings partially offset by the cash outflows for the early termination of one leasing contract in the amount of Euro 1.6 million. In the comparable period in 2001, financing activities used cash of Euro 3.7 million.

On July 1, 2002, the Company paid the semi-annual interest payment of Euro 4.7 million on its outstanding senior convertible notes due 2009 from restricted investments deposited in its interest escrow account. As a result, the interest escrow account for such notes has been fully disbursed.

On June 30, 2002, working capital, defined as the excess of current assets over current liabilities, was Euro 21.2 million, compared to Euro 1.6 million at December 31, 2001.

Net accounts receivable as at June 30, 2002 decreased to Euro 3.6 million from Euro 8.9 million as at December 31, 2001. Cash and cash equivalents amounted to Euro 36.1 million and Euro 2.7 million at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, the Company had approximately Euro 4.7 million of restricted investments held in escrow. This amount was invested in U.S. treasury securities and was used to pay interest on the Company's senior convertible notes in July 2002.

In March 2002, the Company was granted a revolving senior secured credit facility from a Swiss Bank, a related party, that matures in March 2003 for maximum borrowings of Euro 7.0 million. The Company is obligated to borrow in three tranches and each tranche is dependent upon certain conditions. The credit facility bears interest at a rate of 14% per annum and is secured by substantially all of the Company's assets excluding restricted cash and investments. The amount drawn and outstanding under the credit facility as of June 30, 2002 was Euro 3.4 million. There can be no assurance that the Company will receive further advances under the credit facility or that the Company will have sufficient funds to continue its current operations in the future. The Company may need to obtain additional financing in the future and there can be no assurance that the Company will be successful in obtaining such financing.


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

                           PART II. OTHER INFORMATION
                                    -----------------

ITEM  1.  LEGAL  PROCEEDINGS

The Company is subject to routine litigation incidental to its business and is named from time to time as a defendant in various legal actions. Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 2001 for information concerning legal proceedings.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which damages are sought, the Company cannot state what the eventual outcome of pending matters will be. The Company is contesting the allegations made in each pending matter and while it believes, based upon its current knowledge, that the outcome of such matters will not have a material adverse effect on the Company's consolidated financial position, such matters may be material to the Company's operating results for a particular period.


ITEM  5.  OTHER  INFORMATION

The Company's board of directors was realigned to be comprised of three directors, being Michael Smith, Slobodan Andjic and Jong Dal Lee.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits

      99.1  -  Certification  of  Periodic  Report

(b)   Reports  on  Form  8-K

      The Company filed the following reports on Form 8-K in the three months ended June 30, 2002 and in July 2002:

      Form  8-K  dated  April  3,  2002:
         Item  2.  Acquisition  or  Disposition  of  Assets

      Form  8-K  dated  April  19,  2002:
         Item  2.  Acquisition  or  Disposition  of  Assets
         Item  7.  Financial  Statements  and  Exhibits

      Form  8-K/A  dated  April  30,  2002:
         Item  7.  Financial  Statements  and  Exhibits

      Form  8-K  dated  May  2,  2002:
         Item  2.  Acquisition  or  Disposition  of  Assets

      Form  8-K  dated  May  13,  2002:
         Item  4.  Changes  in  Registrant's  Certifying  Accountant
         Item  7.  Financial  Statements  and  Exhibits

      Form  8-K  dated  May  21,  2002:
         Item  2.  Acquisition  or  Disposition  of  Assets

      Form  8-K  dated  June  19,  2002:
         Item  2.  Acquisition  or  Disposition  of  Assets

      Form  8-K  dated  June  27,  2002:
         Item  2.  Acquisition  or  Disposition  of  Assets
         Item  7.  Financial  Statements  and  Exhibits

      Form  8-K/A  dated  July  10,  2002:
         Item  7.  Financial  Statements  and  Exhibits

      Form  8-K  dated  July  22,  2002:
         Item  5.  Other  Events  and  Regulation  FD  Disclosure

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CYBERNET INTERNET SERVICES INTERNATIONAL, INC.


Date:  September 19, 2002         By: /s/ Michael J. Smith
                                     -------------------------------------------
                                     Michael J. Smith
                                     Chief Executive Officer and Chief
                                     Financial Officer

                        CERTIFICATION OF PERIODIC REPORT


I,  Michael  J.  Smith,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Cybernet Internet Services International, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

Date:  September 19, 2002

                                       /s/ Michael J. Smith
                                     -------------------------------------------
                                     Michael J. Smith
                                     Chief Executive Officer and
                                     Chief Financial Officer