Form 10-Q
period 2002-09-30
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2002-12-02
CIK 1070658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[  X  ]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                 (604) 683-5767
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   YES   X      NO
                                              -----       -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:


               Class                  Outstanding  at  November  29,  2002
               -----                  ------------------------------------

       Common  Stock, $0.001                       26,445,627
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


                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.     FINANCIAL  STATEMENTS




                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                  (UNAUDITED)

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                               December 31,   September 30,
                                                                   2001            2002
                                                               ------------   -------------
                                                                   (Euros in thousands)
ASSETS
Current Assets
  Cash and cash equivalents                                    E     2,735     E    23,793
  Restricted cash                                                    2,743           1,815
  Short-term investments                                               149              68
  Trade accounts receivable, net                                     8,903           3,707
  Related party receivable                                             356               -
  Other receivables                                                  2,721           1,966
  Restricted investments                                            10,567               -
  Prepaid expenses                                                     574             368
  Other current assets                                                 947             319
                                                               -----------     -----------
     Total current assets                                           29,695          32,036
Long-Term Assets
  Property and equipment, net                                       32,653           2,319
  Product development costs, net                                       806               -
  Investments in equity-method investees                             2,770             283
  Deferred debt issuance and other charges                           6,048           3,851
                                                               -----------     -----------
TOTAL ASSETS                                                   E    71,972     E    38,489
                                                               ===========     ===========

LIABILITIES
Current Liabilities
  Overdrafts and short-term borrowings                         E       170     E         -
  Trade accounts payable                                            13,155           3,587
  Other accrued liabilities                                         11,835          10,830
  Current portion long-term debt and capital lease obligations       1,060               -
  Accrued personnel costs                                            1,848           1,998
                                                               -----------     -----------
     Total current liabilities                                      28,068          16,415

Long-Term Liabilities
  Long-term debt                                                   164,573         161,619
  Capital lease obligations                                            435               -
                                                               -----------     -----------
     Total liabilities                                             193,076         178,034
                                                               -----------     -----------

SHAREHOLDERS' DEFICIENCY
  Common stock                                                          25              25
  Additional paid-in capital                                       127,718         127,718
  Accumulated deficit                                             (249,473)       (267,331)
  Other comprehensive income                                           626              43
                                                               -----------     -----------
     Total shareholders' deficiency                               (121,104)       (139,545)
                                                               -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                 E    71,972     E    38,489
                                                               ===========     ===========



The  accompanying  notes  are  an  integral  part of these financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                     ---------------------   ----------------------
                                                       2001         2002        2001        2002
                                                     ---------    --------   ----------   ---------
                                                       (Euros in thousands, except per share data)

Revenues                                             E   9,879    E  5,155    E   9,661   E  21,186
Costs and expenses:
    Direct cost of services                              5,601       3,449       17,255      11,985
    Network operations                                   1,695       1,138        5,925       3,468
    General and administrative expenses                  3,149       5,089        9,690      15,312
    Sales and marketing expenses                         2,692       1,149        8,201       4,414
    Research and development                               344           -          728           -
    Impairment of assets                                     -       1,021            -       7,665
    Depreciation and amortization                        6,384       1,127       16,255       5,639
                                                     ---------    --------   ----------   ---------
      Total costs and expenses                          19,865      12,973       58,054      48,483
                                                     ---------    --------   ----------   ---------
Operating loss                                          (9,986)     (7,818)     (28,393)    (27,297)

Other income and expenses:
    Interest expense                                    (6,668)     (6,326)     (19,101)    (19,718)
    Interest income                                        272         746        1,351         948
    Gain (loss) on disposal of assets and businesses         -       1,173       (2,556)     14,406
    Equity in losses of equity-method investees           (671)       (117)        (975)       (386)
    Foreign currency gains (losses)                      8,158      (1,422)      (2,516)     14,184
                                                     ---------    --------   ----------   ---------
Loss before taxes and extraordinary item                (8,895)    (13,764)     (52,190)    (17,863)
Income tax benefit (expense)                             1,880          (2)       6,306           5
                                                     ---------    --------   ----------   ---------
Loss before extraordinary item                          (7,015)    (13,766)     (45,884)    (17,858)
Extraordinary item:
    Gain on extinguishment of debt (net of tax)            592            -       4,607           -
                                                     ---------    ---------   ---------   ---------
Net loss                                                (6,423)     (13,766)    (41,277)    (17,858)
Accumulated deficit, beginning of period              (149,687)    (253,565)   (114,833)   (249,473)
                                                     ---------    ---------   ---------   ---------
Accumulated deficit, end of period                   E(156,110)   E(267,331)  E(156,110)  E(267,331)
                                                     =========    =========   =========   =========

Loss per share, basic and diluted:
    Loss before extraordinary item                   E   (0.27)   E   (0.52)  E   (1.78)  E   (0.68)
    Gain on extraordinary item                            0.02            -        0.18           -
                                                     ---------    ---------   ---------   ---------
    Net loss per share                               E   (0.25)   E   (0.52)  E   (1.60)  E   (0.68)
                                                     =========    =========   =========   =========
Weighted average number of shares
    outstanding (in thousands)                          25,846       26,445      25,846      26,445
                                                     =========    =========   =========   =========



The accompanying notes are an integral part of these financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                ----------------------    ---------------------
                                                  2001          2002        2001         2002
                                                --------      --------    --------     --------
                                                             (Euros in thousands)

Net loss                                        E (6,423)     E(13,766)   E(41,277)    E(17,858)
Net unrealized gains on available-for-sale
   securities                                        160           106         297           60
Unrealized gains (losses) on foreign currency
   adjustments, net of tax                           (31)         (117)         25         (641)
                                                --------      --------    --------     --------
Comprehensive loss                              E (6,294)     E(13,777)   E(40,955)    E(18,439)
                                                ========      ========    ========     ========



The accompanying notes are an integral part of these financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                       2001                 2002
                                                                    ----------           ----------
                                                                         (Euros in thousands)
Cash Flows from Operating Activities:
Net loss                                                            E  (41,277)          E  (17,858)
Adjustments to reconcile net loss to net cash used by operations:
    Deferred taxes                                                      (6,306)                   -
    Depreciation and amortization                                       16,732                5,639
    Equity in losses of equity-method investees                            498                  386
    Provision for losses on accounts receivable                          1,002                1,885
    Loss on sale of short-term investment                                  266                    -
    Amortization of bond discount                                        2,044                1,889
    Accreted interest expense on long-term debt                          8,697               10,087
    Impairment of assets                                                 2,556                7,665
    Gain on disposal of assets                                               -              (15,011)
    Loss on disposal of businesses                                           -                  938
    Gain on extinguishment of debt                                      (4,608)                   -
    Foreign currency translation loss (gain)                             4,247              (13,864)

    Changes in operating assets and liabilities:
      Restricted cash                                                        -                  928
      Trade accounts receivable                                            (92)                 684
      Other receivables                                                  1,481                  766
      Other assets                                                         330                   78
      Prepaid expenses                                                     478                 (491)
      Other current assets                                                   -                   57
      Trade accounts payable                                              (511)              (3,454)
      Other accrued expenses and liabilities                            (4,446)                (490)
      Accrued personnel costs                                             (523)                 794
                                                                    ----------           ----------
           Net cash used in operating activities                       (19,432)             (19,372)

Cash Flows from Investing Activities:
Proceeds from sale of short-term investments                            21,238                   79
Proceeds from sale of restricted investments                            10,194               10,067
Purchase of property and equipment                                      (8,408)                (418)
Proceeds from sale of property and equipment                                 -               32,106
Acquisition of equity method investments                                  (409)                   -
Sale of businesses, net of cash sold                                         -                  541
Payment of deferred purchase obligations                                (2,034)                   -
                                                                    ----------           ----------
           Net cash provided by investing activities                    20,581               42,375

Cash Flows from Financing Activities:
Principal payments under capital lease obligations                        (397)              (1,561)
Repayment of borrowings                                                 (3,626)                (170)
                                                                    ----------           ----------
           Net cash used in financing activities                        (4,023)              (1,731)
                                                                    ----------           ----------

Impact of foreign exchange rate changes                                     27                 (214)
                                                                    ----------           ----------
Net (decrease) increase in cash and cash equivalents                    (2,847)              21,058
Cash and cash equivalents at beginning of period                         8,763                2,735
                                                                    ----------           ----------
Cash and cash equivalents at end of period                          E    5,916           E   23,793
                                                                    ==========           ==========



The  accompanying  notes  are  an  integral  part of these financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2002

1.     BASIS  OF  PRESENTATION

The accompanying interim period unaudited consolidated financial statements of Cybernet Internet Services International, Inc. (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial information. Accordingly, they do not include all of the information required under U.S. GAAP for financial statements for a full year. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the year ended December 31, 2002. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

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

3.     EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. For the periods ended September 30, 2001 and 2002, the computation of diluted loss per share excludes the convertible preferred stock, convertible notes and stock options because the inclusion of these items would have an anti-dilutive effect.

4.     SEGMENT  INFORMATION

The Company operates in one line of business, which is providing international Internet backbone and access services and network business solutions for corporate customers.

5.     DISPOSAL  OF  ASSETS  AND  BUSINESSES

On April 16, 2002, the Company entered into a share purchase agreement with Westwood Corporation ("Westwood") wherein the Company sold all of the shares of Cybernet Italia S.p.A. to Westwood in consideration for $10,000. The Company recognized a loss of approximately E1.8 million in connection with this sale transaction.

On June 25, 2002, Cybernet Internet Dienstleistungen AG ("Cybernet AG"), a wholly-owned subsidiary of the Company, entered into an asset purchase and transfer agreement (the "Data Center Agreement") with Disko Leasing GmbH ("Disko"), pursuant to which Cybernet AG sold assets, equipment, furniture and fixtures located in its data centers in Hamburg, Frankfurt and Munich, Germany (the "Data Centers") to Disko, effective April 30, 2002. Pursuant to the Data Center Agreement, Cybernet AG also cancelled certain lease agreements for the Data Centers, terminated operating agreements for the Data Centers, amended certain service agreements for the Data Centers in Frankfurt and Munich, Germany and paid an arrangement fee to Telehouse Deutschland GmbH. The Company recognized a gain of approximately E15.0 million as a result of this sale transaction.

In the quarter ended September 30, 2002, the Company completed asset dispositions for total sales proceeds of approximately E0.7 million.

6.     DEFERRED  DEBT  ISSUANCE  AND  OTHER  CHARGES

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

7.     RELATED  PARTY  TRANSACTIONS

MFC Bancorp Ltd. ("MFC") is considered a related party as MFC maintains voting rights on behalf of two shareholders that hold approximately 26% of the Company's outstanding shares, and an executive officer and a member of MFC's board of directors is an executive officer and a member of the Company's board of directors. A Swiss bank affiliate of MFC provides a revolving senior secured credit facility in an aggregate amount of E7.0 million to the Company. In April 2002, the Company entered into an agreement to engage MFC to provide strategic advisory and restructuring services. Pursuant to such agreement, MFC will be paid a success fee upon the completion of a successful debt restructuring and on specified transactions, measured as a percentage of the amount of debt restructured or transactions completed and subject to an overall cap on total fees. In the interim, the Company pays a monthly work fee of E175,000 in advance to MFC. The agreement is terminable by either party on 30 days' prior written notice.

8.     COMMITMENTS/LEASES

As at September 30, 2002, the Company had commitments under operating leases and rental payments totaling approximately E3.3 million, payable over the 15-month period ending December 31, 2003.

9.     SUBSEQUENT  EVENTS

In November 2002, Cybernet AG entered into an asset purchase and transfer agreement with PSINet GmbH and PSINet Data Center Germany GmbH (collectively "PSINet") pursuant to which it agreed, subject to various conditions customary for agreements of this nature, to transfer to PSINet certain assets including customer contracts. The Company currently expects closing to occur in the last quarter of 2002 or early 2003.

The Company has entered into a letter of intent to acquire a controlling interest and invest in an electronic commerce business in Asia. The acquisition of such interest is subject to conditions customary for this type of transaction, including satisfactory due diligence and the entering into of definitive agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cybernet Internet Services International, Inc. (the "Company" and together with its subsidiaries "Cybernet") is an Internet service provider. The following discussion and analysis of the results of operations and financial condition of the Company for the nine month and three month periods ended September 30, 2002 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein and in the Company's latest annual report on Form 10-K for the year ended December 31, 2001.

RESULTS  OF  OPERATIONS  -  NINE  MONTHS  ENDED  SEPTEMBER  30, 2002 (UNAUDITED)

The following table sets forth selected sales data for the Company for the periods indicated:


                                      NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------
                                        2001                    2002
                                     ---------               ---------
                                          (Euros in thousands)
Revenues
     Internet data center services   E  7,595                E  4,298
     Connectivity                      21,173                  16,474
     E-business                           893                     414
                                     --------                --------
        Total revenues               E 29,661                E 21,186
                                     ========                ========


In the nine months ended September 30, 2002, revenues decreased to E21.2 million from E29.7 million in the comparable period of 2001. The decrease in revenues reflected lower revenues in all segments, resulting from a difficult economic environment wherein customers have delayed projects and investments, and the rationalization of Cybernet's operations. For the nine months ended September 30, 2002, internet data center service ("IDC") revenues decreased to E4.3 million from E7.6 million in the same period of 2001. Connectivity revenues decreased to E16.5 million in the current period from E21.2 million in the same period of 2001. Such decreases in revenues resulted primarily from the disposition of certain assets as part of Cybernet's rationalization, including its Italian operations in April 2002 and assets and equipment at three data centers (the "Data Centers") in Germany effective April 30, 2002 pursuant to an asset purchase and transfer agreement (the "Data Center Agreement") made between the Company's wholly-owned subsidiary, Cybernet Internet Dienstleistungen AG ("Cybernet AG"), and Disko Leasing GmbH dated June 25, 2002.

Direct cost of services decreased to E12.0 million in the first nine months of 2002 from E17.3 million in the comparable period of 2001 primarily as a result of lower revenues. Direct cost of services consists of: 1) telecommunications expenses which mainly represent the cost of transporting Internet traffic from our customers' locations through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes, and 2) the cost of hardware and software sold. The Company mainly utilizes leased lines for its backbone network, and to connect its network to its major customers' premises.

Network operations costs decreased to E3.5 million in the first nine months of 2002 from E5.9 million in the comparable period of 2001. Network operations costs mainly consist of: 1) the personnel costs of technical and operational staff and related overhead, 2) the rental of premises solely or primarily used by technical staff, including premises used to generate co-location services revenues, and 3) consulting expenses in the area of network and software development. The decrease reflects a continuous effort to reorganize Cybernet's technical structure and reduce personnel costs.

General and administrative expenses increased to E15.3 million in the first nine months of 2002 from E9.7 million in the comparable period of 2001. The increase results primarily from reserves for accounts receivable from a principal distressed connectivity reseller in Germany, the early termination of tenancy agreements, legal and professional costs, and business rationalization and related costs. Synergies from integrating various operations and cost control measures resulted in lower personnel and personnel related costs. General and administrative expenses consist principally of salaries and other personnel costs for administrative staff, rent, allowance for bad debts and external advisory costs. Sales and marketing expenses decreased to E4.4 million in the first nine months of 2002 from E8.2 million in the comparable period of 2001.

During 2002, Cybernet continued to re-focus its activities towards its core operations and rationalize its assets and operations. As at September 30, 2002, Cybernet had approximately 76 employees. As a result, Cybernet terminated or re-assessed various projects and initiatives and the Company recorded impairment losses of approximately E7.7 million in the first nine months of 2002. Cybernet's review of its core and other operations is currently ongoing and may, in the future, result in the Company reassessing the carrying value of its assets and/or providing for additional costs and expenses.

Depreciation and amortization expenses decreased to E5.6 million in the first nine months of 2002 from E16.3 million in the comparable period of 2001. This decrease reflects the write-off on December 31, 2001 of almost all goodwill related to prior acquisitions.

For the nine months ended September 30, 2002, the Company reported an operating loss of E27.3 million, compared to E28.4 million in the comparable period of 2001.

Interest expense for the nine months ended September 30, 2002 increased to E19.7 million from E19.1 million in the comparable period of 2001, primarily as a result of an increase in indebtedness during the current period.

In the first nine months of 2002, the Company had a net gain of E14.4 million on the disposal of assets, primarily resulting from the sale of the Data Centers by Cybernet AG pursuant to the Data Center Agreement.

In the first nine months of 2002, the Company reported a net foreign currency gain of E14.2 million, primarily as a result of the effect of the strengthening of the Euro versus the U.S. dollar on the Company's U.S. dollar denominated debt. The Company reports its financial results in Euros and a portion of its outstanding indebtedness is denominated and payable in U.S. dollars. As the Euro fluctuates in value against the U.S. dollar, the amount of the Company's U.S. dollar denominated debt as reported in Euros also fluctuates. These differences are recorded as either foreign currency gains or losses by the Company in any particular reporting period. Such reported foreign currency gains or losses will fluctuate with the exchange rate for Euros to U.S. dollars from reporting period to reporting period. In the comparable period of 2001, the Company recorded a net foreign currency loss of E2.5 million.

For the nine months ended September 30, 2002, the Company's net loss decreased to E17.9 million from E41.3 million for the comparable period of 2001, primarily as a result of the non-recurring gain resulting from the sale of the Data Centers by Cybernet AG and a foreign currency gain.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  SEPTEMBER 30, 2002 (UNAUDITED)

The following table sets forth selected sales data for the Company for the periods indicated:


                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                     ------------------------
                                       2001            2002
                                     --------        --------
                                       (Euros in thousands)
Revenues
     Internet data center services   E  2,294        E    488
     Connectivity                       7,317           4,652
     E-business                           268              15
                                     --------        --------
         Total revenues              E  9,879        E  5,155
                                     ========        ========


Total revenues decreased to E5.2 million in the three months ended September 30, 2002 from E9.9 million in the third quarter of 2001, primarily as a result of lower IDC and connectivity revenues, resulting from a difficult economic environment wherein customers have delayed projects and investments, and the rationalization of Cybernet's operations. For the quarter ended September 30, 2002, IDC revenues decreased to E0.5 million from E2.3 million in the comparable period in 2001. Connectivity revenues decreased to E4.7 million in the quarter ended September 30, 2002 from E7.3 million in the comparable period in 2001. Connectivity revenues decreased principally due to a decrease in the number of customers as a result of competitive conditions and the disposition of certain operations.

Direct cost of services decreased to E3.4 million in the third quarter of 2002 from E5.6 million in the third quarter of 2001. The decrease reflects a continuous effort by the Company to reorganize and rationalize its network. Network operations costs decreased to E1.1 million in the third quarter of 2002 from E1.7 million in the third quarter of 2001. The decrease reflects a continuous effort by the Company to reorganize its technical structure and reduce personnel costs.

General and administrative expenses increased to E5.1 million in the third quarter of 2002 from E3.1 million in the third quarter of 2001. The increase resulted primarily from the early termination of tenancy agreements, legal and professional costs, and business rationalization and related expenses.

Sales and marketing expenses decreased to E1.1 million in the third quarter of 2002 from E2.7 million in the third quarter of 2001. Depreciation and amortization expenses decreased to E1.1 million in the third quarter of 2002 from E6.4 million in the third quarter of 2001.

In the third quarter of 2002, the Company reported an operating loss of E7.8 million, compared to an operating loss of E10.0 million for the same period of 2001.

Interest expense was E6.3 million in the third quarter of 2002, compared to E6.7 million in the third quarter of 2001.

In the third quarter of 2002, the Company reported a net foreign currency loss of E1.4 million, compared to a net gain of E8.2 million in the third quarter of 2001, primarily reflecting the effect of the weakening in the current quarter of the Euro versus the U.S. dollar on the Company's U.S. dollar denominated debt.

During the third quarter of 2002, the Company reported a net loss of E13.8 million which includes a net foreign currency loss of E1.4 million, compared to a net loss of E6.4 million for the comparable period of 2001 which included a net foreign currency gain of E8.2 million.

LIQUIDITY  AND  CAPITAL  RESOURCES

Operating activities used cash of E19.4 million in the first nine months of 2002 and 2001. A decrease in trade accounts receivable in the first nine months of 2002 provided cash of E0.7 million, compared to an increase in the same using cash of E0.1 million in the first nine months of 2001. An increase in other receivables in the first nine months of 2002 provided cash of E0.8 million, compared to E1.5 million in the first nine months of 2001. An increase in restricted cash provided cash of E0.9 million in the first nine months of 2002. A decrease in trade accounts payable in the first nine months of 2002 used cash of E3.5 million, compared to E0.5 million in the comparative period of 2001. A decrease in other accrued expenses and liabilities used cash of E0.5 million in the first nine months of 2002, compared to E4.4 million in the comparative period of 2001. An increase in accrued personnel costs provided cash of E0.8 million in the current period, compared to a decrease in the same using cash of E0.5 million in the comparative period of 2001.

For the first nine months of 2002, investing activities provided cash of E42.4 million, compared to E20.6 million in the comparable period in 2001. The increase in cash resulted primarily from the disposition of the Data Centers by Cybernet AG as well as the sale of investments.

For the first nine months of 2002, financing activities used cash of E1.7 million, primarily as a result of the early termination of leasing contracts. In the comparable period in 2001, financing activities used cash of E4.0 million, primarily as a result of the repayment of borrowings.

On July 1, 2002, the Company paid the semi-annual interest payment of E4.7 million on its outstanding senior convertible notes due 2009 from restricted investments deposited in its interest escrow account. As a result, the interest escrow account for such notes has been fully disbursed.

On September 30, 2002, working capital, defined as the excess of current assets over current liabilities, was E15.6 million, compared to E1.6 million at December 31, 2001.

Net trade accounts receivable as at September 30, 2002 decreased to E3.7 million from E8.9 million as at December 31, 2001. Cash and cash equivalents amounted to E23.8 million and E2.7 million at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, the Company had approximately E1.8 million of restricted cash. This amount was held as a deposit for outstanding guarantees and for other purposes.

In March 2002, the Company was granted a revolving senior secured credit facility from a Swiss Bank, a related party, that matures in March 2003 for maximum borrowings of E7.0 million. The Company is obligated to borrow in three tranches and each tranche is dependent upon certain conditions. The credit facility bears interest at a rate of 14% per annum and is secured by substantially all of the Company's assets excluding restricted cash and investments. The amount drawn and outstanding under the credit facility as of September 30, 2002 was nil. There can be no assurance that the Company will receive further advances under the credit facility or that the Company will have sufficient funds to continue its current operations in the future. The Company may need to obtain additional financing in the future and there can be no assurance that the Company will be successful in obtaining such financing.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 2001 for information concerning market risk. The Company is of the opinion that there have been no material changes in market risk since December 31, 2001.

ITEM  4.  DISCLOSURE  CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic reports filed with the U.S. Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote. In addition, the Company reviewed its internal controls, and there have been no significant changes in such internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)    EXHIBITS

       99.1  -  Certification  of  Periodic  Report

(b)    REPORTS  ON  FORM  8-K

       The Company filed the following reports on Form 8-K in the three months ended September 30, 2002:

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


                                         CYBERNET  INTERNET  SERVICES
                                         INTERNATIONAL,  INC.


Date:  November  29,  2002               By:  /s/  Michael  J.  Smith
                                            ---------------------------------
                                            Michael  J.  Smith
                                            Chief Executive Officer and Chief
                                            Financial  Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  29,  2002
                                               /s/  Michael  J.  Smith
                                               ------------------------------
                                               Michael  J.  Smith
                                               Chief  Executive  Officer  and
                                               Chief  Financial  Officer

                                  EXHIBIT 99.1