Form 10-K
period 2002-12-31
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2003-05-08
CIK 1070658

------------------------------------------------------------------------------

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

                   For the fiscal year ended December 31, 2002

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

                         ------------------------------
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)
                         ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of the voting stock on the OTC Bulletin Board on such date, was approximately $3,914,566.

As of March 31, 2003, the Registrant had approximately 26,445,663 shares of common stock, $0.001 par value outstanding.

------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                        PART I

ITEM 1.   BUSINESS...........................................................................................3
          General............................................................................................3
          Business Developments..............................................................................4
          Industry Background................................................................................6
          Products and Services..............................................................................6
          Sales and Marketing................................................................................7
          Competition........................................................................................8
          Advances in Technology.............................................................................8
          Intellectual Property Rights.......................................................................8
          Regulation.........................................................................................8
          Employees..........................................................................................9
          Risk Factors.......................................................................................9
ITEM 2.   PROPERTIES........................................................................................10
ITEM 3.   LEGAL PROCEEDINGS.................................................................................10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................10

                                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................11
ITEM 6.   SELECTED FINANCIAL DATA...........................................................................12
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............14
          Overview..........................................................................................14
          Going Concern.....................................................................................15
          Critical Accounting Policies......................................................................15
          Developments in 2002..............................................................................16
          Year Ended December 31, 2002 as Compared to the Year Ended December 31, 2001......................16
          Year Ended December 31, 2001 as Compared to the Year Ended December 31, 2000......................18
          Liquidity and Capital Resources...................................................................20
          Forward-Looking Statements........................................................................21
          Foreign Currency..................................................................................24
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................25
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................25
ITEM 9.   CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............25

                                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................27
          Section 16(a) Beneficial Ownership Reporting Compliance...........................................27
ITEM 11.  EXECUTIVE COMPENSATION............................................................................27
          Summary Compensation Table........................................................................27
          1998 Stock Incentive Plan.........................................................................28
          Cash Compensation of Outside Director.............................................................28
          Executive Agreements..............................................................................28
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................29
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................30
ITEM 14.  CONTROLS AND PROCEDURES...........................................................................31

                                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................32

                                     PART I

ITEM 1.  BUSINESS

General

Cybernet Internet Services International, Inc. ("Cybernet Delaware") was established pursuant to the merger of Cybernet Internet Services International, Inc. (organized under the laws of Delaware in September 1998) and Cybernet Internet Services International, Inc. (organized under the laws of Utah in September 1983) ("Cybernet Utah") effective November 18, 1998, the Delaware corporation being the surviving entity of the merger. Cybernet Utah had previously acquired Cybernet Internet-Dienstleistungen AG ("Cybernet AG") on September 17, 1997, at which time Cybernet Utah had no material business activities, assets or liabilities. Cybernet AG was organized in December 1995 under the laws of Germany and commenced significant operations in 1996. The terms "Cybernet", "we", "us" and "our" refer to Cybernet Delaware and its subsidiaries, except where its use is such that it is clear that such term means only Cybernet Delaware. In this document, all references to monetary amounts are to "Euros", the lawful currency adopted by most members of the European Union (the "EU"), unless otherwise stated, and "E" refers to Euros.

In 2002, through our subsidiaries, we provided Internet communications services and solutions. We offered a portfolio of advanced communications products, including Internet access and value-added services, as well as data services. Our Internet Protocol ("IP") solutions were based on a core product offering consisting of Internet connectivity and value-added services. Value-added services included virtual private networks ("VPNs"), web-hosting, co-location, security solutions, electronic commerce, Intranet/Extranet and workflow solutions.

We marketed our products and services primarily to small and medium-sized enterprises in Europe. Companies in this market are characterized by a lack of internal technical resources, rapidly expanding communications needs and a high propensity to utilize third party outsourcing. We approached business customers by offering and designing a full range of services and solutions for mission critical communications needs, such as electronic commerce solutions, Intranets and VPNs. This enabled us to work directly with different levels of our customers' organizations, participate in the design of customers' systems and offer additional network and communications services as our customers' businesses grew and their needs changed. In 2002, we sold our services and solutions primarily through our direct sales force.

Our financial performance to date has not met expectations, the market for our products and services has not grown as expected and changes in the condition of the capital markets have significantly reduced or eliminated our ability to raise capital. Our ability to raise funds is further hindered by the significant amount of debt we have incurred. As a result of these factors, we have and continue to review strategic options. Further, we have sold certain assets, discontinued certain operations and reduced our workforce. As part of our review, we have and may continue to make fundamental changes to our business strategies, sell assets or subsidiaries, including pursuing a revised business focus, further reduce our workforce and level of business activity or make other significant changes. Due to our weak financial position, we sold our data centers in Hamburg, Munich and Frankfurt, Germany (the "Data Centers"), and certain other operations so as not to have to fund the operating losses associated with certain of these operations and to raise cash. See "Item 1. Business - Employees", "Item 1. Business - Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

We have incurred significant losses from operations resulting in a stockholders' deficiency of E138.0 million at December 31, 2002. We do not expect to achieve sufficient revenues to support future operations without additional financing. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and realize the carrying value of our assets is dependent upon our ability to obtain additional financing, restructure our debt, streamline our business and reduce our costs. We are currently in the process of trying to identify sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Forward-Looking Statements".

In 2003, we intend to focus our operations upon electronic commerce, and may consider various alternatives in connection therewith including entering into joint ventures and other projects to pursue our revised business focus.

Business Developments

In 2002, the telecommunications industry continued to experience a significant adjustment which began in 2001. During 2002, industry demand for technology solutions continued to decline in response to industry adjustment, economic downturn in Europe and other parts of the world and related decline in global capital markets. As a result of such industry adjustment, the business market place has changed. Customers continued to focus on reducing costs and, accordingly, continued to be conservative in their capital spending strategies in 2002. As a result, the levels of capital spending in the industry around the world continued to decline in 2002.

As a result of the significant downturn in the telecommunications industry and the economic environment, and capital market trends, which materially adversely impacted our operations, and as a result of the substantial amount of debt we have incurred, we undertook various initiatives to streamline our operations, activities and strategies and reduce our costs. These activities included the rationalization and disposition of certain assets and workforce reductions.

The primary focus of these activities in 2002 was to reposition us from a financial perspective. We continue to review our strategic options and are monitoring recent developments in the telecommunications and Internet markets. Although we have sold certain assets, discontinued certain operations and reduced our workforce, we may, as part of our work plan, make further fundamental changes to our business strategies, sell assets or subsidiaries, including pursuing a revised business focus, further reduce our workforce and level of business activity or make other significant changes. Options under review include, but are not limited to, pursuing restructuring of our indebtedness on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. See "Item 1. Business Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

As part of our strategic review and in order to stop funding operating losses and preserve capital, we sold various assets.

THE FOLLOWING SUMMARIES OF THE MATERIAL PROVISIONS OF THE AGREEMENTS THAT WE ENTERED INTO IN CONNECTION WITH THE DISPOSITION OF VARIOUS BUSINESSES, ASSETS AND SUBSIDIARIES ARE NOT COMPLETE AND THESE PROVISIONS, INCLUDING THE DEFINITIONS OF CERTAIN TERMS, ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO THE APPLICABLE AGREEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC").

Cybernet AG entered into agreements in 2002 pursuant to which it sold its assets, equipment, furniture and fixtures (the "Assets") used in the operation of the Data Centers in Frankfurt, Munich and Hamburg, Germany. As a result, we no longer operate the Data Centers.

On January 29, 2002, we entered into an option agreement with Telehouse Deutschland GmbH ("Telehouse") pursuant to which we granted an option (the "Option") to Telehouse to purchase the Assets used in the operation of the Data Centers for gross proceeds of approximately E33.6 million (net proceeds of approximately E30.0 million). Telehouse paid to us approximately E1.3 million in consideration of the grant of the Option. The Option was exercised on June 25, 2002.

As the result of arrangements made by Telehouse, on June 25, 2002, Cybernet AG entered into an asset purchase and transfer agreement (the "Data Center Agreement") with Disko Leasing GmbH ("Disko") pursuant to which Cybernet AG sold all of the Assets used in the operation of the Data Centers to Disko for approximately E33.6 million. The net payment received by Cybernet AG, after payment of an arrangement fee to Telehouse and the offsetting of pre-payments and other amounts, was approximately E29 million, exclusive of applicable taxes.

Cybernet AG had leased the Data Centers from a third party, fitted them for operation with the Assets and entered into operating agreements for the Data Centers with Telehouse. Cybernet AG had subsequently entered into service agreements with Telehouse pursuant to which Cybernet AG leased back co-location areas at the Data Centers from Telehouse. Pursuant to the terms of the Data Center Agreement, Cybernet AG: (i) cancelled the lease agreements for the Data Centers; (ii) terminated the operating agreements for the Data Centers as of June 30, 2002 pursuant to the terms of an agreement with Telehouse (the "Termination Agreement"); and
(iii) amended the service agreements with Telehouse for the Data Centers in Frankfurt and Munich, Germany.

The consideration received by Cybernet AG under the Data Center Agreement was based on the forgone income of Cybernet AG from the Data Centers due to the cancellation of the leases and operating agreements and the fair value of the Assets. As a result of the Termination Agreement, the monthly fees due to Cybernet AG under the operating agreements ceased as of June 25, 2002.

Cybernet AG paid an arrangement fee of approximately E1.3 million to Telehouse under an agreement (the "Arrangement Fee and Settlement Agreement") dated June 25, 2002 between Cybernet AG and Telehouse in connection with the conclusion of the transactions under the Data Center Agreement. Under the Arrangement Fee and Settlement Agreement, Cybernet AG and Telehouse settled all claims relating to the service agreements at the Data Centers. See our Form 8-K Current Report dated June 25, 2002.

Cybernet AG entered into an agreement in 2002 pursuant to which it sold the assets associated with our connectivity business in Germany. As a result, we no longer provide business solutions or connectivity services in Germany.

On November 7, 2002, Cybernet AG entered into an asset purchase and transfer agreement (the "PSINET Agreement") with PSINET Germany GmbH ("PSINET GmbH") and PSINET DataCenter Germany GmbH ("PSINET Germany") pursuant to which Cybernet AG:
(i) sold to PSINET GmbH certain Customer Related Assets (as defined in the PSINET Agreement); and (ii) sold to PSINET Germany certain Equipment Related Assets (as defined in the PSINET Agreement) for a maximum of E3.9 million. The purchase price was comprised of a fixed payment in the aggregate amount of E400,000 and variable consideration, subject to certain adjustments, of up to E3.5 million based upon the Expected Annual Revenue (as defined in the PSINET Agreement) from the Customer Related Assets and Equipment Related Assets. Under the PSINET Agreement, PSINET GmbH agreed to pay to Cybernet AG E285,000 of the purchase price plus 5/7 of the variable consideration for the Customer Related Assets, and PSINET Germany agreed to pay to Cybernet AG E115,000 of the purchase price plus 2/7 of the variable consideration for the Equipment Related Assets. The variable consideration was to be adjusted proportionately for the actual amount of revenue earned from such assets.

Under the PSINET Agreement, PSINET GmbH and PSINET Germany initially paid an aggregate of approximately E2.9 million, representing 75% of the maximum amount payable under such agreement. On February 17, 2003, PSINET GmbH and PSINET Germany further paid an amount representing the remainder of the fixed payment and additional variable payment required under such agreement. Pursuant to the PSINET Agreement, the purchase price is subject to certain adjustments to take into account bad debts collected after February 17, 2003 and the amounts invoiced to Leasing Customers (as defined therein) that have approved the transfer of their contracts between February 17, 2003 and April 15, 2003.

In 2002, we sold all of our interest in our wholly-owned subsidiary, Vianet Telekommunikations AG ("VTAG").

On July 31, 2002, we entered into a share purchase agreement (the "Tiscali Agreement") with TISCALI Osterreich GmbH ("Tiscali") pursuant to which we sold to Tiscali all the outstanding shares of VTAG (the "Purchased Shares") held by us for E1.0 million, subject to a downward price adjustment based on the number of customers that transferred to Tiscali. Pursuant to the terms of the Tiscali Agreement, Tiscali paid 75% of the purchase price in August, 2002. The remaining 25% of the purchase price was held by Tiscali in connection with a potential price adjustment. Tiscali has yet to pay the balance of the purchase price.

In 2002, we sold all of our interest in our wholly-owned subsidiary, Cybernet Italia S.p.A. ("Italia"), which resulted in the sale of all of our Italian operations. Italia was our provider of Internet communications services and solutions in Italy. On April 16, 2002, we entered into a share purchase agreement (the "Share Purchase Agreement") with Westwood Corporation ("Westwood") pursuant to which we sold all of our shares of Italia to Westwood for U.S. $10,000. The purchase price represented the fair value of Italia in light of its historical operating results, financial condition, current and contingent liabilities, cash requirements and future prospects. See our Form 8-K Current Report dated April 16, 2002.

In 2003, we entered into a joint venture for participation and investment in the field of electronic commerce. The joint venture will provide customer relationship management services through an internet enabled contact center in India for technology companies and financial institutions in the European and United States markets. The contact center will be located in Mumbai. The contact center will be a sophisticated multi-media contact center, which will use current convergence technologies to provide services to various types of customers. It will be configured to seat 500 customer service agents in its first year of operation, which may be increased to 1,000 seats by the end of its second year of operation. The joint venture will provide technical support and financial services and solutions using multiple channels such as voice, web, email and the internet. The joint venture's service offerings will include: computer software and hardware support; customer support, including customer billing enquires, customer service, query handling and product information requests; and sales support, including outbound cold calling, outbound sales lead generation, cross selling, collections and customer satisfaction surveys. Our investment in the joint venture may be up to E8 million in return for which we would have a 80% ownership interest therein. However, there can be no assurance that such joint venture, or any other participation and investment in the field of electronic commerce, will be successful or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. See "Item 1. Business - Risk Factors".

In 2003, our wholly-owned subsidiary, Cybernet (Schweiz) AG ("Cybernet Schweiz"), transferred certain assets and contractual rights related to its operations in Switzerland, which resulted in the sale of substantially all of our telecommunications operations in Switzerland. Cybernet Schweiz entered into a sale and purchase agreement (the "Viatel Agreement") with Viatel AG ("Viatel") pursuant to which Cybernet Schweiz sold certain assets related to its telecommunications business, including a DMS 100 Switch and related equipment, and transferred its interest in certain agreements related to its telecommunications business, including employment agreements and other employee arrangements, rental and leasing agreements, and supplier and customer agreements. The purchase price under the Viatel Agreement was E2.7 million, subject to a downward price adjustment in the event that the number of customers which transfer to Viatel within 90 days of February 25, 2003 is less than 5,600.

Industry Background

The Internet is a global network of multiple private and public networks that use standardized communication protocols to communicate with each other. Use of the Internet has grown rapidly since its initial commercialization in the early 1990s. Consumers and companies in the United States have spearheaded the adoption of the Internet. While other regions of the world have been slower to accept the Internet, its use is becoming a standard communications tool worldwide. In 2002, the telecommunications industry continued to experience significant adjustment and the demand for Internet-based technology solutions continued to decline.

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

Due to our weak financial position, we continue to review our strategic options and are monitoring recent developments in the telecommunications and Internet markets, which has and may further result in significant changes to our business strategies. See "Item 1. Business - Risk Factors".

Products and Services

In 2002, we offered a range of Internet connectivity services, network solutions and business solutions.

CONNECTIVITY SERVICES

In 2002, we offered a variety of connectivity solutions, including Internet access, third party software and hardware implementation and configuration services, in bundled and unbundled packages. We offered dedicated line connectivity at speeds ranging from 64 kbps to multiples of 2 Mbps.

NETWORK SOLUTIONS

VIRTUAL PRIVATE NETWORKS. Many companies today have private data communication networks, which are often referred to as corporate networks. These networks are used to transfer proprietary data between offices and use relatively expensive leased lines to connect various locations. Our VPNs utilized the Internet as a cost effective alternative to corporate networks to provide secure transmission of data and voice with the added benefit of secure remote access.

SECURITY SOLUTIONS. Corporate networks and systems need to be protected against unauthorized access and use. We offered a set of third party supplied security products, including encryption, firewall and authentication packages.

BUSINESS SOLUTIONS

CO-LOCATION. We offered co-location solutions to customers who have the resources to manage their own servers and websites and who prefer not to share a server with others.

APPLICATION AND WEBSITE HOSTING. We offered shared server application and website hosting services, which permit corporations to market themselves and their products on the Internet without having to invest in independent technology infrastructure and operations staff.

ELECTRONIC COMMERCE. Electronic commerce is the execution of commercial transactions on the Internet. We designed and implemented dedicated electronic commerce systems or any component part which a customer may require, such as shop or mall, credit verification and payment handling verification. These systems were based on our electronic commerce platform which integrates systems and technologies of third party vendors.

INTRANET AND WORKFLOW SOLUTIONS. Internet technologies can be utilized in a customer's internal information technology system. In 2002, we offered Intranet and workflow solutions that enhance the capabilities, efficiencies and functionality of our customers' systems, speed the development of new applications, reduce the cost of developing and maintaining applications and allow the integration of existing systems and databases.

Due to our weak financial position, we continue to review our strategic options, which has and may further result in significant changes to the products and services we offer. See "Item 1. Business - Risk Factors".

Sales and Marketing

The following table provides information relating to our sales over the past three years in our primary markets:

                                       2000            2001            2002
                                    ----------      ----------     -----------
                                                   (IN MILLIONS)
       Germany...................      E 20.9          E 25.1        E 13.9
       Italy....................          8.0             6.5           1.5
       Austria...................         3.9             3.7           2.1
       Switzerland...............         3.0             3.8           7.6

Due to our weak financial position, in 2002, we sold our Data Centers in Hamburg, Munich and Frankfurt, Germany, our Austrian, Italian and German operations and, in 2003, our Swiss operations, as we did not believe it was in our best interests to continue to fund the operating losses associated with certain of these operations.

CUSTOMERS. As of December 31, 2002, we provided services to approximately 5,700 customers. The majority of these customers are small- to medium-sized businesses and small office/home office enterprises. No customer represented more than 10% of our consolidated revenues in 2002.

Due to our weak financial position, we continue to review our strategic options and are monitoring recent developments in the telecommunications and Internet markets which has and may further result in significant changes to our sales and marketing activities. See "Item 1. Business - Risk Factors".

Competition

The business of providing Internet services, solutions and electronic commerce is highly competitive and there are no substantial barriers to entry. In addition, many of the basic connectivity products that we offer are not materially different from those of our competitors, and have been and will continue to be subject to significant price competition. We have experienced a significant decline in prices for some of our products.

We believe that competition will intensify in the future, given the significant decline in market demand, substantially reduced availability of capital and the continued consolidation in the industry. We expect competition to remain intense as corporate information technology spending continues to be affected by global and regional economies and the state of the global capital markets. Our ability to successfully compete depends on a number of factors including: market presence; the capacity, reliability and security of our network; the pricing structure of our services; our ability to adapt our products and services to new technological developments; and principal market and economic trends. Our competitors consist of ISPs, telecommunications carriers and system integrators/computer manufacturers, many of which are larger than us and have more financial resources.

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

Intellectual Property Rights

We rely on a combination of copyright, servicemark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our products and services. In this regard, we have applied to the EU and received a trademark registration for the name "Cybernet" used in conjunction with our logo. We have no patented technology that would preclude or inhibit competitors from entering our market. We have entered into confidentiality and invention assignment agreements with our employees, and non-disclosure agreements with our consultants, vendors, suppliers, distributors and appropriate customers in order to limit access to and disclosure of our technology, documentation and other proprietary information. We cannot assure you that these contractual arrangements or the other steps we have taken to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third party development of similar technologies. The laws of the countries in which we operate may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States. To date, we have not been notified that our products are claimed to infringe the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us with respect to current or future products. We expect that participants in our markets will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all. As a result, any such claim could materially adversely affect our business, results of operations and financial condition.

Regulation

REGULATORY ENVIRONMENT IN THE INTERNET-RELATED MARKETS OF CYBERNET. Our Internet operations are not currently subject to direct regulation by governmental agencies in the countries in which we operate (other than regulations applicable to businesses generally). In 1997, Germany enacted the INFORMATION AND COMMUNICATION SERVICES ACT which releases Internet access providers from liability for third party content in certain circumstances and establishes a legal framework for Internet commerce with respect to the identification of service providers, data privacy and price indications on the Internet. A number of other legislative and regulatory proposals are under consideration with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. There is also controversy regarding the application of value-added taxes in the Internet environment. The adoption of new laws could materially adversely affect our business, results of operations and financial condition. See "Item 1. Business - Risk Factors".

REGULATION AND REGULATORY AUTHORITIES IN THE TELECOMMUNICATIONS MARKET. Effective January 1, 1998, most EU countries abolished the monopoly rights of incumbent operators to provide fixed-line voice telephone services to the public. As a result, competitive telecommunications markets are now developing for long distance and international telephone services. Competition for local telephone service has been much slower to develop.

Most EU countries have enacted legislation and regulations and have established regulatory authorities for the telecommunications industry. The purpose of this regulation is to ensure:

     o a wide range of high-quality telecommunications services to private individuals and businesses;

     o    reliable services to the entire population at affordable prices;

     o the absence of interference with personal and intellectual property rights in telecommunications traffic;

     o    effective competition in the provision of telecommunications services;
          and

     o    access to the dominant operator's network on non-discriminatory terms.

In most EU countries, providing telecommunications services and related facilities requires a license. The regulatory authorities have various powers, including the authority to grant and revoke licenses, assign and supervise frequencies, impose universal service obligations, control network access and interconnection and approve or review the tariffs and tariff-related general business terms and conditions of market-dominant providers.

Most countries have market-dominant providers which are legally required to offer essential services such as transmission, switching and operational interface to networks operated by third parties. Market-dominant operators of telecommunications facilities are obligated to provide interconnection on a non-discriminatory basis and at cost-related prices. If the terms and conditions of obligatory interconnection cannot be agreed upon, the regulatory regimes of the countries in which we operate provide for administrative proceedings which permit regulatory authorities to set the conditions for interconnection.

Employees

We reduced our workforce from approximately 225 employees at the end of 2001 to approximately 48 employees at the end of 2002, primarily as a result of the disposition of various operations.

There are no collective bargaining agreements in effect. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

We believe our employee relations have generally been neutral, but are adversely affected by our poor financial condition and uncertain future.

Risk Factors

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING INFORMATION THAT IS SUBJECT TO IMPORTANT RISKS AND UNCERTAINTIES. THE RESULTS OR EVENTS PREDICTED IN THESE STATEMENTS MAY DIFFER MATERIALLY FROM ACTUAL RESULTS OR EVENTS. RESULTS OR EVENTS COULD DIFFER FROM EXPECTATIONS AS A RESULT OF A WIDE RANGE OF RISK FACTORS. FOR INFORMATION REGARDING SOME OF THE RISK FACTORS INVOLVED IN OUR BUSINESS AND OPERATIONS, SEE "ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS".

ITEM 2.  PROPERTIES

We have an office in Vancouver, British Columbia, Canada, which is rented. We also lease property where other business offices and certain nodes containing servers, routers and other equipment have been or are located. We also currently lease our regional offices in Frankfurt, Berlin and Munich. We expect to either sub-lease or terminate the leases in respect of the offices in Frankfurt, Berlin and Munich in 2003. We believe our facilities are adequate to meet our current needs.

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

A former employee of Cybernet filed a claim against a former officer claiming E0.7 million plus interest. The former officer has claimed full indemnification for any costs he may have incurred with respect to such claim against Cybernet.

We are also subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION. Our common stock is traded on the OTC Bulletin Board under the symbol "ZNETE". We removed our common stock from trading on the Neuer Markt in Germany effective June 7, 2002. Our common stock is traded in Germany on the regulated market (Geregelter Markt) of the Frankfurt Stock Exchange. We are in the process of removing our common stock from trading on the regulated market (Geregelter Markt) of the Frankfurt Stock Exchange. Our common stock also trades on the Freiverkehr of the Berlin, Bremen, Dusseldorf, Hamburg, Hannover, Munich and Stuttgart Stock Exchanges under the securities identification number WKN. 906 623.

The following tables set forth for the periods indicated the quarterly high and low sales prices for our common stock on the OTC Bulletin Board for the two years ended December 31, 2001 and 2002. These are inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

        FISCAL QUARTER ENDED                          HIGH            LOW
        --------------------                        -------         -------
        2001
        March 31...............................     $  3.00         $  1.09
        June 30................................     $  1.64         $  0.50
        September 30...........................     $  0.80         $  0.40
        December 31............................     $  0.73         $  0.35

        2002
        March 31...............................     $  0.54         $  0.25
        June 30................................     $  0.34         $  0.14
        September 30...........................     $  0.17         $  0.09
        December 31............................     $  0.22         $  0.05

(b) SHAREHOLDER INFORMATION. As of March 31, 2003, there were approximately 145 holders of record of our common stock and a total of approximately 26,445,663 shares of common stock were outstanding.

(c) DIVIDEND INFORMATION. We have not paid dividends on our common stock in the past and do not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information has been derived from our consolidated financial statements included in this annual report. We were organized pursuant to the laws of Delaware in September 1998 and, effective November 18, 1998, we merged with Cybernet Utah. The financial statements for the year ended December 31, 1998 have been translated using the US dollar to Euro exchange rate in effect on January 1, 1999 (the Euro introduction date). Accordingly, the selected financial information presented below for the fiscal year ended December 31, 1998 may not be comparable to the selected financial information presented for the fiscal years ended December 31, 1999, 2000, 2001 and 2002, respectively.

Business acquisitions and dispositions made during the periods for which selected financial information is presented materially affect the comparison of such data from period to period.

In 2001 and 2002, the telecommunications industry underwent a significant adjustment, particularly in the United States and Europe. Following a period of rapid economic growth in 1999 and 2000, we saw continued tightening in the capital markets and slowdown in the telecommunications industry throughout 2001 and 2002. This resulted in lower capital spending by industry participants and substantially less demand for our products and services as customers focused on maximizing their return on invested capital. As a result, our results of operations and financial condition were materially adversely affected. We have incurred significant losses from operations and do not expect to achieve sufficient revenues to support future operations without additional financing. These conditions raise substantial doubt about our ability to continue as a going concern. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Going Concern" and " - Forward-Looking Statements".

The following selected financial information should be read in conjunction with our consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this annual report. Certain prior period financial information has been reclassified to conform to the current period presentation.

                                                                            YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------
                                                       1998           1999            2000           2001         2002
                                                   ------------   ------------    ------------   -----------   ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
   Revenue
     Internet data center services................  E      -      E      651      E    5,011     E   10,102     E   4,664
     Connectivity.................................     3,144          14,962          26,374         26,817        19,831
     E-business...................................     4,624           5,315           4,446          2,158           583
                                                     -------       ---------       ---------      ---------     ---------
   Total revenues.................................     7,768          20,928          35,831         39,077        25,078
   Direct cost of services........................     3,893          13,364          23,117         25,105        13,370
                                                     -------       ---------       ---------      ---------     ---------
   Gross margin...................................     3,875           7,564          12,714         13,972        11,708
   Operating expenses
     Network operations...........................     3,994           7,345           8,426          7,861         5,784
     General and administrative expenses..........     1,418          17,060          19,826         18,477        16,244
     Sales and marketing expenses.................     3,459          12,295          13,428         10,186         5,295
     Research and development.....................     2,646           4,040           1,492            365             -
     Impairment of assets and other
        asset write-offs..........................         -           1,750           2,265         37,110         7,305
     Depreciation and amortization................     2,297           9,630          19,563         20,156         6,621
                                                     -------       ---------       ---------      ---------     ---------
   Total operating expenses.......................    13,814          52,120          65,000         94,155        41,249
                                                     -------       ---------       ---------      ---------     ---------
   Operating loss.................................    (9,939)        (44,556)        (52,286)       (80,183)      (29,541)
   Interest expense...............................      (178)        (16,931)        (35,189)       (25,728)      (26,034)
   Interest income................................       139           3,884           5,437          1,477           930
   Other income...................................         -               -             198            123        17,175
   Foreign currency losses........................         -          (4,362)         (3,670)        (6,721)         (597)
                                                     -------       ---------       ---------      ---------     ---------
   Loss before taxes, minority
      interest and equity earnings................    (9,978)        (61,965)        (85,510)      (111,032)      (38,067)
   Income tax benefit (expense)...................     5,554          13,500           6,976        (27,678)            -
                                                     -------       ---------       ---------      ---------     ---------
   Net loss before minority
      interest and equity earnings................    (4,424)        (48,465)        (78,534)      (138,710)      (38,067)
   Minority interest..............................       130              94               -              -             -
   Equity in losses of equity
      investments.................................         -               -            (168)          (538)         (391)
                                                     -------       ---------       ---------      ---------     ---------
   Net loss before extraordinary Items............    (4,294)        (48,371)        (78,702)      (139,248)      (38,458)
   Extraordinary items Gain on early
      extinguishment of debt, net of tax..........         -               -          17,754          4,608             -
                                                     -------       ---------       ---------      ---------     ---------
   Net loss.......................................  E (4,294)     E  (48,371)     E  (60,948)    E (134,640)    E (38,458)
                                                     -------       ---------       ---------      ---------     ---------
                                                     -------       ---------       ---------      ---------     ---------
   Net loss per share, diluted....................  E  (0.27)     E    (2.43)     E    (2.62)    E    (5.18)    E   (1.45)
                                                     -------       ---------       ---------      ---------     ---------
                                                     -------       ---------       ---------      ---------     ---------

Balance Sheet Data:
   Working capital................................  E 32,291      E  113,103      E   36,067     E    1,627     E  15,570
   Total assets...................................    68,081         286,486         195,821         71,972        35,343
   Long-term debt(1)..............................        57         181,703         153,321        165,008       158,342
   Total stockholders' equity (deficiency) .......    57,724          68,445          13,203       (121,104)     (137,994)

----------------------
(1) Including lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of our financial condition and results of operations as at and for the three years ended December 31, 2002 should be read in conjunction with the consolidated financial statements and related notes included in this annual report. Certain amounts in our consolidated financial statements and related notes have been reclassified to conform to the current presentation.

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

The following table sets forth information relating to our operations for the years ended December 31, 2000, 2001 and 2002, expressed as a percentage of total revenues:

                                                                          YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                    2000             2001            2002
                                                                ------------     ------------    ------------
Revenues:
   Internet data center services.................................   14.0%            25.9%              18.6%
   Connectively..................................................   73.6             68.6               79.1
   E-business....................................................   12.4              5.5                2.3
                                                                  ------           ------             ------
Total revenues...................................................  100.0            100.0              100.0
Direct cost of services..........................................   64.5             64.2               53.3
                                                                  ------           ------             ------
Gross margin.....................................................   35.5             35.8               46.7
Operating expenses:
   Network operations............................................   23.5             20.1               23.1
   General and administrative expenses...........................   55.3             47.3               64.8
   Sales and marketing expenses..................................   37.5             26.1               21.1
   Research and development......................................    4.2              0.9                -

Impairment of assets and other asset write-offs..................    6.3             95.0               29.1
   Depreciation and amortization.................................   54.6             51.6               26.4
                                                                  ------           ------             ------
Total operating expenses......................................... (181.4)          (241.0)            (164.5)
                                                                  ------           ------             ------
Operating loss................................................... (145.9)          (205.2)            (117.8)
Interest expense.................................................  (98.2)           (65.8)            (103.8)
Interest income..................................................   15.2              3.8                3.7
Other income.....................................................    0.5              0.3               68.5
Foreign currency losses..........................................  (10.2)           (17.2)              (2.4)
                                                                  ------           ------             ------
Loss before taxes, minority interest and equity earnings......... (238.6)          (284.1)            (151.8)
Income tax benefit (expense).....................................   19.5            (70.8)                 -
                                                                  ------           ------             ------
Net loss before minority interest and equity earnings............ (219.1)          (354.9)            (151.8)
Minority interest................................................      -                -                  -
Equity in losses of equity investments...........................   (0.5)            (1.4)              (1.6)
                                                                  ------           ------             ------
Net loss before extraordinary items.............................. (219.6)          (356.3)            (153.4)
Extraordinary items..............................................   49.5             11.8                  -
                                                                  ------           ------             ------
Net loss......................................................... (170.1)%         (344.5)%           (153.4)%
                                                                  ------           ------             ------
                                                                  ------           ------             ------

Going Concern

We have incurred significant losses from operations resulting in a stockholders' deficiency of E138.0 million at December 31, 2002. We do not expect to achieve sufficient revenues to support future operations without additional financing. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and realize the carrying value of our assets is dependent upon our ability to obtain additional financing, restructure our debt, streamline our business and reduce our costs. We are currently in the process of identifying sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Forward-Looking Statements".

The consolidated financial statements and related notes included in this annual report have been prepared assuming that we will continue as a going concern. Accordingly, such consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements included in this annual report.

IMPAIRMENT OF LONG-LIVED ASSETS. We periodically evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require our management to make subjective judgments. In addition, the time periods for estimating future cash flows is often lengthy, which increases the sensitivity of the assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. Our management considers the likelihood of possible outcomes in determining the best estimate of future cash flows.

Generally, we state depreciable properties at cost less accumulated depreciation unless the estimated undiscounted cash flows that result from either the use of an asset or its eventual disposition are less than its carrying amount. In that situation, an impairment loss is recognized based on the fair value of the asset. Depreciation is based on the estimated useful lives of the assets (four to ten years) and it is computed using the straight-line method.

REVENUE RECOGNITION. We offer internet telecommunication and system integration products, data centre services, network services and voice telephony products.

We recognize revenue pursuant to SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". In accordance with SAB No. 101, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably probable.

Revenues from internet telecommunication and system integration products, which include equipment sales, are recognized upon completion of the related project and receipt of customer acceptance. Revenues from ongoing network services, voice telephony and data centre services, including co-location, are recognized when services are provided. All payments received in advance of providing services are deferred until the period that such services are provided.

We enter into multiple element arrangements, which may include any combination of monthly network services, professional consulting services and/or equipment sales. Each element of a multiple element arrangement is evaluated to determine whether it represents a separate earnings process. If a multiple element arrangement can be segmented, revenue is allocated among the multiple elements based upon the fair value of the elements. If an undelivered element is essential to the functionality of a delivered element, no revenue allocated to the delivered elements is recognized until that undelivered element is delivered.

Developments in 2002

CORE MARKET REFOCUS

In light of the significant downturn, which began in 2001, in both the telecommunications industry and the economic environment and capital market trends having materially adversely impacted our operations, as well as the substantial amount of debt that we have incurred, we engaged in a number of activities in 2002 to streamline operations and activities around our core markets and business strategies and reduce costs. These included the rationalization and disposition of assets and workforce reductions. Our work plan was adjusted during the year and may be further adjusted to reflect the continued decline in the industry and economic environment, the capital markets and our financial position.

We continue to review our strategic options and are monitoring recent developments in the telecommunications and Internet markets in Europe. Although we have sold certain assets, discontinued certain businesses and reduced our workforce, we may, as part of our work plan, make fundamental changes to our business strategies, sell assets or subsidiaries, including pursuing a revised business focus, further reduce our workforce and level of business activity or make other significant changes. Options under review include, but are not limited to, pursuing restructuring of our indebtedness on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. See "Item 1. Business - Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

IMPAIRMENT OF ASSETS AND OTHER ASSET WRITE-OFFS

In light of the significant negative industry and economic trends impacting our operations and expected future growth rates, and the capital markets' adjustment of technology valuations, we performed an assessment of certain long-lived assets. As a result, in the year ended December 31, 2002, we recorded an impairment charge of approximately E5.6 million for fixed assets and E1.7 million for other assets.

Year Ended December 31, 2002 as Compared to the Year Ended December 31, 2001

RESULTS OF OPERATIONS

Total revenues decreased by 35.8% from E39.1 million in 2001 to E25.1 million in 2002. The decrease in revenues reflected lower revenues in all segments, resulting from a difficult economic environment wherein customers have been delaying projects and investments, and the rationalization of our operations. Internet data center revenues decreased by 53.5% from E10.1 million in 2001 to E4.7 million in 2002. In 2002, Internet data center revenues represented 18.6% of total revenues as compared to 25.9% in 2001. Connectivity revenues decreased by 26.1% from E26.8 million in 2001 to E19.8 million in 2002. In 2002, connectivity revenues represented 79.1% of total revenues as compared to 68.6% in 2001. The decreases in Internet data center revenues and connectivity revenues resulted primarily from the disposition of certain assets and the discontinuance of certain operations as part of the rationalization of our operations under our work plan. E-business revenues decreased by 72.7% from E2.2 million in 2001 to E0.6 million in 2002 and represented 5.5% and 2.3% of our total revenues in 2001 and 2002, respectively. The decrease in E-business revenues is primarily the result of a reduction in the number of Internet projects we conducted in 2002 due to the significant continued downturn in the telecommunications industry.

We derived E13.9 million or 55.4% of total revenues from our operations in Germany in 2002 compared with E25.1 million or 64.2% in 2001, E1.5 million or 6.0% of total revenues from our operations in Italy in 2002 compared with

E6.5 million or 16.7% in 2001, and E9.7 million or 38.6% of total revenues from our operations in other parts of Europe in 2002 compared with E7.5 million or 19.1% in 2001.

No customer represented more than 10% of total revenues in 2002.

DIRECT COST OF SERVICES

Direct cost of services decreased 46.7% from E25.1 million in 2001 to E13.4 million in 2002 primarily as a result of lower business volume. Direct cost of services consists of: (i) telecommunications expenses which primarily represent the cost of transporting Internet traffic from our customers' locations through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes; and (ii) the cost of hardware and software sold. Direct cost of services as a percentage of revenues decreased from 64.2% in 2001 to 53.3% in 2002, primarily as a result of rationalizing our operations and cost control measures.

NETWORK OPERATIONS

Network operations costs decreased 26.4% from E7.9 million in 2001 to E5.8 million in 2002. The decrease reflects a continuous effort to reorganize our technical structure and reduce personnel costs. Network operations primarily consist of: (i) the personnel costs of technical and operational staff and related overhead; (ii) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenue; and (iii) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues, increased from 20.1% in 2001 to 23.1% in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 13.8% from E18.8 million in 2001 to E16.2 million in 2002, primarily as a result of streamlining of our operations and the reduction of our workforce under our work plan. General and administrative expenses consist principally of salaries and other personnel costs for our administrative staff, rent, allowance for bad debts and external advisory costs. As a percentage of revenues, general and administrative expenses increased from 48.2% in 2001 to 64.8% in 2002, primarily as a result of lower revenues.

We reduced the number of our general and administrative staff from approximately 46 people at the end of 2001 to approximately 22 people at the end of 2002, primarily as a result of the disposition of various assets and the implementation of certain cost control measures. We have been taking measures since the first quarter of 2000 to find synergies in our operations and to reduce the number of staff in non-essential support functions.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by 48.0% from E10.2 million in 2001 to E5.3 million in 2002, primarily as a result of a reduction in marketing and advertising expenses due to cost reduction initiatives we have undertaken given the significant downturn in the telecommunications industry. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. We decreased the number of sales and marketing staff we employ from approximately 116 as of December 31, 2001 to approximately five as of December 31, 2002. As a percentage of revenues, our sales and marketing expenses fell from 26.1% in 2001 to 21.1% in 2002.

IMPAIRMENT OF ASSETS AND OTHER ASSET WRITE-OFFS

As a result of the significant negative industry and economic trends impacting our operations and expected future growth rates, we performed assessments of certain long-lived assets as part of our review of financial results during 2002. The conclusion of these assessments resulted in a write-down of E5.6 million for fixed assets and E1.7 million for other assets.

In addition, in 2001, based on estimated future cash flows, the remaining carrying value of goodwill and other intangible assets was written off.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses decreased from E20.2 million in 2001 to E6.6 million in 2002, as a result of the disposition of various assets in 2002.

EQUITY IN LOSSES OF EQUITY-METHOD INVESTEES

Losses of equity-method investees reflects our portion of the loss from our minority investment in B&N Software, which we sold in 2002 for approximately E0.3 million plus approximately E0.2 million in settlement of an outstanding claim.

INTEREST INCOME AND EXPENSE

Interest expense increased from E25.7 million in 2001 to E26.0 million in 2002 as a result of increased indebtedness. Interest income decreased from E1.5 million in 2001 to E0.9 million in 2002 and represented interest earned on the proceeds of offerings before the proceeds were utilized in our business.

NET LOSS

For 2002, we reported a net loss of E38.5 million, or E1.45 per share on a diluted basis, compared to a net loss of E134.6 million, or E5.18 per share on a diluted basis, in 2001.

Year Ended December 31, 2001 as Compared to the Year Ended December 31, 2000

RESULTS OF OPERATIONS

Total revenues increased by 9.1% from E35.8 million in 2000 to E39.1 million in 2001, primarily due to increased payments received under leases at our Internet data centers, which provided us with a stream of recurring revenues. Internet data center revenues increased by 101.6% from E5.0 million in 2000 to E10.1 million in 2001. In 2001, Internet data center revenues represented 25.9% of total revenues as compared to 14.0% in 2000. E-business revenues decreased by 51.5% from E4.4 million in 2000 to E2.2 million in 2001 and represented 12.4% and 5.5% of our total revenues in 2000 and 2001, respectively. The decrease in E-business revenues was primarily the result of a reduction in the number of Internet projects we conducted in 2001 due to the significant downturn in the telecommunications industry. Connectivity revenues increased by 1.7% from E26.4 million in 2000 to E26.8 million in 2001. In 2001, connectivity revenues represented 68.6% of total revenues as compared to 73.6% in 2000.

We derived E25.1 million or 64.2% of total revenues from our operations in Germany in 2001 compared with E20.9 million or 58.4% in 2000, E6.5 million or 16.7% of total revenues from our operations in Italy in 2001 compared with E8.0 million or 22.4% in 2000, and E7.5 million or 19.1% of total revenues from our operations in other parts of Europe in 2001 compared with E6.9 million or 19.2% in 2000.

Other than Telehouse, which leased our Data Centers in Frankfurt, Munich and Hamburg, Germany, no customer represented more than 10% of total revenues in 2000 and 2001.

DIRECT COST OF SERVICES

Direct cost of services increased 8.6% from E23.1 million in 2000 to E25.1 million in 2001. Direct cost of services consists of: (i) telecommunications expenses which primarily represent the cost of transporting Internet traffic from our customers' locations through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes; and (ii) the cost of hardware and software sold. We primarily utilize leased lines for our backbone network, and to connect our network to our major customers' premises. Direct cost of services as a percentage of revenues decreased marginally from 64.5% in 2000 to 64.2% in 2001.

NETWORK OPERATIONS

Network operations costs decreased 6.7% from E8.4 million in 2000 to E7.9 million in 2001, primarily as a result of a reduction in our workforce and the streamlining of our operations due to the significant downturn in the telecommunications industry in 2001. We reduced the number of technical and operational personnel we employed to approximately 63 people at December 31, 2001 from approximately 106 people at December 31, 2000, primarily through attrition. Network operations primarily consist of: (i) the personnel costs of technical and operational staff and related overhead; (ii) the rental of premises solely or primarily used by technical staff, including premises used to generate our co-location services revenue; and (iii) consulting expenses in the area of network and software development. Network operations costs, as a percentage of revenues, fell from 23.5% in 2000 to 20.1% in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 6.8% from E19.8 million in 2000 to E18.8 million in 2001, primarily as a result of a reduction in our workforce and the streamlining of our operations due to the significant downturn in the telecommunications industry in 2001. General and administrative expenses consisted principally of salaries and other personnel costs for our administrative staff and office rent. As a percentage of revenues, general and administrative expenses fell from 55.3% in 2000 to 47.3% in 2001.

We reduced the number of our general and administrative staff from approximately 73 people at the end of 2000 to approximately 46 people at the end of 2001, primarily through attrition. The reductions were mostly in the areas of finance and accounting, human resource management, IT, executive management and other support functions.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased from E1.5 million (or 4.2% of revenues) in 2000 to E0.4 million (or 0.9% of revenues) in 2001. Research and development expenses consisted primarily of costs of employees working on product development, consulting costs and certain overhead items. To reduce costs, we acquired more products from partners and suppliers, minimizing the need for in-house development. Our consolidated financial statements combine the amounts for our research and development expenses with the amounts for our general and administrative expenses.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by 24.1% from E13.4 million in 2000 to E10.2 million in 2001, primarily as a result of a reduction in marketing and advertising expenses due to cost reduction initiatives we have undertaken given the significant downturn in the telecommunications industry. Sales and marketing expenses consist principally of salaries of our sales force and marketing personnel and advertising and communication expenditures. Although we increased the number of sales and marketing staff we employ from approximately 96 as of December 31, 2000 to approximately 116 as of December 31, 2001, we were able to optimize our salary structure with base and variable salary. As a percentage of revenues, our sales and marketing expenses fell from 37.5% in 2000 to 26.1% in 2001.

IMPAIRMENT OF ASSETS AND OTHER ASSET WRITE-OFFS

As a result of the significant negative industry and economic trends impacting our operations and expected future growth rates, we performed assessments of certain long-lived assets as part of our review of financial results during 2001. The conclusion of these assessments resulted in a write-down of E3.9 million for telecommunication switches and E4.8 million for loss on disposal of assets.

In addition, as part of our review of financial results during 2001, we performed an assessment of the carrying values of goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed in light of the significant negative industry and economic trends impacting our operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of that assessment was that the decline in market conditions within our industry was significant and other than temporary. As a result, we recorded an impairment charge of approximately E22.0 million for goodwill and E6.4 million for other intangible assets, in the year ended December 31, 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value was determined based on the assumptions supporting estimated future cash flows and reflected management's best estimates.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased from E19.6 million in 2000 to E20.2 million in 2001, reflecting further depreciation of property and equipment and increased amortization of goodwill related to acquisitions. Goodwill represented the excess of the purchase price over the fair value of the tangible assets of companies we acquired. Goodwill was amortized over periods from five to ten years.

EQUITY IN LOSSES OF EQUITY-METHOD INVESTEES

Losses of equity-method investees reflects our portion of the loss from our minority investment in B&N Software and the amortization of goodwill related to the investment.

INTEREST INCOME AND EXPENSE

Interest expense decreased from E35.2 million in 2000 to E25.7 million in 2001 as a result of the early extinguishment of certain of our indebtedness in 2000 and 2001. Interest income decreased from E5.4 million in 2000 to E1.5 million in 2001 and represented interest earned on the proceeds of offerings before the proceeds were utilized in our business.

INCOME TAXES

We recorded income tax benefits of E7.0 million in 2000 and income tax costs of approximately E27.7 million in 2001. This change was primarily due to a valuation allowance that had been recorded. In 2001, as we had incurred losses since inception and did not expect to achieve profitability in the near future, we recorded a full valuation allowance against our net deferred tax assets since realization of these future benefits was uncertain. The majority of our deferred tax assets relate to net operating loss carry forwards generated by our German operations. The loss carry forwards have an indefinite life under the current German tax law.

EXTRAORDINARY ITEMS

During 2001, we repurchased E11.5 million ($10.6 million) of our 14.0% Senior Notes due 2009 (the "Senior Notes") generating an after-tax gain of E4.6 million. The Senior Notes were repurchased at average prices equal to 28.9% of face value. As required by the terms of the Senior Notes, we had established an escrow account to provide for payment in full of the first six scheduled interest payments on the Senior Notes. The amounts contained in the escrow account are carried on our balance sheet as "Restricted investments". As a result of the repurchase of Senior Notes, approximately E2.3 million was released from the escrow account and became available to us. The purchase price of the Senior Notes repurchased, net of amounts released from the escrow account, was approximately E1.0 million. The face amount of the Senior Notes outstanding at December 31, 2001 was approximately E75.8 million ($66.8 million).

The amount shown as an extraordinary item represents the difference between the amount paid to repurchase the Senior Notes and the carrying value on the balance sheet, as of the date of extinguishments, net of associated transaction costs and taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations and growth primarily from the proceeds of private and public sales of securities and, accordingly, have incurred a significant amount of debt. Total net proceeds of debt and equity offerings in the past five years amounted to approximately $293 million, including the issuance of $225 million of public debt during 1999. Additionally, our subsidiaries have financed the acquisition of certain equipment with capital lease obligations. As a result of the significant adjustment in the telecommunications industry and capital market trends that began in 2001 and which continued and worsened in 2002, our financial condition has been materially adversely affected. The significant amount of debt we have incurred has hindered our ability to raise further funds.

Our working capital, defined as the excess of our current assets over our current liabilities, was E15.6 million at December 31, 2002.

At December 31, 2002, we had cash and cash equivalents totalling approximately E23.0 million, compared to approximately E2.7 million at December 31, 2001. The increase in cash and cash equivalents during the year was due to the disposition of certain assets in 2002.

Operating activities used cash of E24.9 million and E24.3 million in the years ended December 31, 2002 and 2001, respectively, primarily to fund operations.

Investing activities provided cash of E46.4 million and E27.0 million in the years ended December 31, 2002 and 2001, respectively, primarily as a result on the disposition of certain assets.

Financing activities used cash of E1.5 million in the year ended December 31, 2002, primarily as a result of payments made under capital leases. Financing activities used cash of E5.1 million in 2001, primarily as a result of repayments made on outstanding indebtedness.

On March 12, 2002, we entered into a Credit Facility Agreement with MFC Merchant Bank S.A. which provided for a Credit Facility in the aggregate principal amount of up to E7.0 million (the "Credit Facility") to be made available to us. There were no amounts outstanding under the Credit Facility as of December 31, 2002. The Credit Facility expired on March 12, 2003 pursuant to its terms.

In accordance with the provisions of the indenture governing the Senior Notes, we were required to maintain investments in escrow to cover the first six scheduled interest payments on the Senior Notes. On July 1, 2002, we made a semi-annual interest payment of E4.7 million on the outstanding Senior Notes from restricted investments deposited in our interest escrow account. As a result, the interest escrow account for such notes has been fully disbursed.

As a result of certain dispositions made in 2002, we have a sufficient amount of funds to finance our operations. However, we do not have the financial resources to satisfy our debt obligations. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, restructure our debt, streamline our business and reduce our costs. We are currently in the process of identifying sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principle of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Options under review include, but are not limited to, pursuing restructuring of our indebtedness on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. See "Item 1. Business - Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation Forward-Looking Statements".

Forward-Looking Statements

Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report, including statements containing words such as "could", "expects", "may", "anticipates", "believes", "intends", "estimates", "plans", and similar expressions, are forward-looking statements. These address our business, results of operations and financial condition, and include statements based on current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate and our beliefs and assumptions regarding such operating environment, economies and markets. In addition, we or others on our behalf may make other written or oral statements which constitute forward-looking statements. This information and such statements are subject to important risks, uncertainties and assumptions, which are difficult to predict. The results or events predicted in these statements may differ materially from actual results or events. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors set forth below. Except as otherwise required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS AS A GOING CONCERN.

Our ability to continue as a going concern and realize the carrying value of our assets is dependent upon our ability to obtain additional financing, restructure our debt, streamline our business and reduce our costs. We are currently in the process of identifying sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Our inability to obtain additional financing, restructure our indebtedness, streamline our business or reduce our costs would have a material adverse effect on our financial condition, results of operations and ability to satisfy our obligations, and may result in our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. Further, our inability to obtain additional financing or restructure our indebtedness, or our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in our securityholders losing all or a material portion of their investment in our securities. The independent auditor's report to the consolidated financial statements and related notes included in this annual report include additional comments with respect to this issue.

WE HAVE INCURRED A SUBSTANTIAL AMOUNT OF DEBT.

In order to finance our business, we may need to secure additional sources of funding, including debt and/or equity financing, in the future. However, we have incurred a substantial amount of debt, which hinders our ability to raise further funds. There can be no assurance that we will be able to secure additional funding in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, poor business performance or lower than expected cash inflows could have materially adverse consequences on the operation of our business.

Other effects of a high level of debt include the following:

     o we may have difficulty borrowing money in the future, or accessing sources of funding;

     o we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

     o a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and

     o if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to pursue a restructuring of our indebtedness which would have a material adverse effect on our financial condition, results of operations and ability to satisfy our obligations, and may result in our pursuing restructuring of our indebtedness on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations.

WE MAY BE SUBJECT TO INTERNATIONAL BANKRUPTCY AND RELATED LAWS WHICH MAY AFFECT THE ENFORCEABILITY OF BANKRUPTCY JUDGMENTS.

Our subsidiaries are incorporated under the laws of various countries and conduct operations in countries around the world. Consequently, the bankruptcy laws of one or more countries in which our subsidiaries operate could apply. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever located, including property situated in other countries. There can be no assurance, however, that courts elsewhere would recognize the United States bankruptcy court's jurisdiction. Accordingly, difficulties may arise in administering a United States bankruptcy case involving a debtor with its principal operating assets outside the United States, and any orders or judgments of a bankruptcy court in the United States may not be enforceable.

AS MOST OF OUR ASSETS AND OFFICERS AND DIRECTORS ARE OUTSIDE THE UNITED STATES, SERVICE OF PROCESS AND ENFORCEMENT OF JUDGEMENT MAY BE DIFFICULT.

We are a Delaware corporation. However, most of our assets are located outside the United States. Further, our officers and directors are not residents of the United States, and their assets are located outside the United States.

Also, most of our subsidiaries are incorporated in countries other than the United States and conduct their operations and hold their assets outside the United States. As a result, it may not be possible for holders of our common stock to effect service of process in the United States upon such non-resident officers and directors or to enforce in jurisdictions outside the United States judgements obtained against us or our directors and officers. This applies to any action, including civil actions based on the United States federal securities laws. In addition, awards for punitive damages in actions brought in the United States or elsewhere may be unenforceable in jurisdictions outside the United States.

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

In connection with reviewing our strategic options, we have assessed, and will continue to assess, our business strategies, whether we should dispose of assets or subsidiaries, including pursuing a revised business focus, further reduce our workforce and level of business activity or make other significant changes to our operations or otherwise, as well as review the recoverability of our tangible and intangible assets associated with our businesses. Any decision to further limit investment or to dispose of or otherwise exit businesses or make other significant changes may result in the recording of additional charges, such as workforce reduction costs, facilities reduction costs, asset write-downs and contractual settlements. Additionally, estimates and assumptions used in asset valuations are subject to uncertainties, as are accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and other intangible assets. As a result, future market conditions may result in further charges for the write-down of tangible and intangible assets.

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

WE HAVE A LIMITED OPERATING HISTORY.

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

In the year ended December 31, 2002, we reported a net E21.5 million foreign exchange translation gain, which resulted in a cumulative foreign exchange translation gain of E22.2 million at December 31, 2002 compared to a cumulative foreign exchange transaction gain of E 0.7 million at December 31, 2001.

The average and period end exchange rates for the US dollar to the Euro for the periods indicated are as follows:

                                              YEARS ENDED DECEMBER 31,
                                    -------------------------------------------
                                             2002                  2001
                                    --------------------   --------------------
                                                 PERIOD                  PERIOD
                                    PERIOD END   AVERAGE   PERIOD END   AVERAGE
                                    ----------   -------   ----------   -------
     RATES OF EXCHANGE
     Euro.....................        0.9536     1.0660      1.1347      1.1166

Based upon the period average exchange rate in 2002, the US dollar decreased by approximately 4.5% in value against the Euro compared to 2001.

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

As a result of our private unit offering in July 1999 and private discount notes offering in August 1999, we have a substantial amount of debt in US dollars. Our reporting currency is the Euro. The majority of our foreign exchange rate exposure for financial statement reporting purposes relates to the translation of our US dollar debt into Euro which is impacted by changes in the exchange rate between the Euro and the US dollar. Significant fluctuations in the US dollar to Euro exchange rate affects the amount of Euro required to satisfy this debt. We prepared a sensitivity analysis to assess the impact of exchange rate fluctuations on: the amount required to settle the debt outstanding from our private unit offering and our private discount notes offering; and our 2002 operating results. Based on this analysis, we estimate that a 10% increase in the exchange rate for the US dollar to the Euro would increase the Euro amount required to settle the debt outstanding from the private unit offering and the private discount notes offering by approximately E15.8 million and, accordingly, would have increased our reported net loss for 2002 by approximately E15.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in this annual report beginning on page F-1.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 7, 2002, Ernst & Young Deutsche Allgemeine Treuhand AG) ("E&Y") resigned as our independent accountants. On May 8, 2002 our board of directors decided to engage Peterson Sullivan P.L.L.C. to serve as our independent accountants and approved the change of independent accountants. The reports of E&Y on our consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. The report of E&Y for our 2001 fiscal year was modified for a going concern uncertainty.

During our two most recent fiscal years, and the subsequent interim periods preceding E&Y's resignation, we had no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such years and interim periods. We believe that during our two most recent fiscal years and the subsequent interim periods preceding E&Y's resignation, there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K. We reported the change in accountants on Form 8-K on May 13, 2002. The Form 8-K contained a letter from E&Y, addressed to the SEC, stating that it agreed with the statements concerning E&Y in such Form 8-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We currently have three directors. In accordance with the terms of our Certificate of Incorporation and By-Laws, our Board of Directors is divided into three classes: Class A, whose term will expire at the annual meeting of our stockholders to be held in 2005; Class B, whose term will expire at the annual meeting of our stockholders to be held in 2003; and Class C, whose term will expire at the annual meeting of our stockholders to be held in 2004. At each annual meeting of our stockholders, the successors to directors whose terms then expire will be elected to serve until the third annual meeting following election and until their successors are duly elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. Following is information relating to our elected and/or appointed directors and executive officers:

MICHAEL J. SMITH, age 55, has been our President, Chief Executive Officer and a Class C director since March 12, 2002. Mr. Smith is the President and Chief Executive Officer and a director of MFC Bancorp Ltd. ("MFC"). Mr. Smith has been the President and Chief Executive Officer of MFC since 1996 and a director since 1986. Mr. Smith is also a director of TriMaine Holdings, Inc., Drummond Financial Corporation and Euro Trade & Forfaiting, Inc. and a member of the management board of Digitale Telekabel AG. Formerly, Mr. Smith was the Executive Vice-President, Chief Financial Officer, Secretary and a trustee of Mercer International Inc. from 1985 to 1996. Mr. Smith was one of the founding members of the Prentiss Howard Group, a company organized in 1979 which assists domestic and international companies with investments, mergers and acquisitions.

SLOBODAN ANDJIC, age 59, has been a Class A director since March 12, 2002 and our Vice-President, Treasurer and Secretary since July 18, 2002. Mr. Andjic has also been a director of Euro Trade & Forfaiting Inc. since October 10, 2000 and a director of Marine Shuttle Operations Inc. since January 11, 2002. Mr. Andjic has served as Vice President and a director of Swiss Investment Group since 1998. He served as an advisor to the President of Mercury and a director and coordinator of the Mercur group of companies from 1996 to 1998. Mr. Andjic was the Chairman of Yugoexport Athens Company from 1994 to 1996.

JONG DAL LEE, age 67, has been a Class B director since July 18, 2002. Mr. Lee has been the chairman of Silla Commercial Transport Co. Ltd. since 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the SECURITIES EXCHANGE ACT OF 1934, as amended (the "Exchange Act") requires that our directors and officers and persons who own more than 10% of our shares of common stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports that they file. Based solely upon a review of the copies of these reports received by us, and upon written representation by our directors and officers regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all our directors and officers filed all required reports under Section 16(a) in a timely manner for the year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information on the annual compensation for each of the last three years paid to our chief executive officer and those executive officers that earned in excess of U.S. $100,000 during the most recently completed fiscal year (the "Named Executive Officers"):

--------------------------------------------------------------------------------------------------------------------------------
                                                   ANNUAL COMPENSATION
--------------------------------------------------------------------------------------------------------------------------------
                                                  SALARY        BONUS        SECURITIES UNDERLYING     ALL OTHER COMPENSATION
NAME AND PRINCIPAL POSITION            YEAR         (E)          (E)           OPTIONS/SARs (#)                  (E)
--------------------------------------------------------------------------------------------------------------------------------
Michael J. Smith(1)                     2002      267,534         -                    -                          -
President, Chief Executive Officer      2001         -            -                    -                          -
and Chief Financial Officer             2000         -            -                    -                          -
--------------------------------------------------------------------------------------------------------------------------------
Slobodan Andjic(2)                      2002      253,360         -                    -                          -
Vice-President, Secretary and           2001         -            -                    -                          -
Treasurer                               2000         -            -                    -                          -
--------------------------------------------------------------------------------------------------------------------------------
Andreas Eder(3)                         2002      147,077      303,873                 -                     230,000(5)
Chairman, President and Chief           2001      153,388       57,303              200,000                   32,172(4)
Executive Officer; Head of              2000      143,801       41,664              280,000                       -
Management Board of Cybernet AG
--------------------------------------------------------------------------------------------------------------------------------
Paolo V. di Fraia(6)                    2002       95,102      259,138                 -                     165,000(7)
Director, Vice President                2001      153,388       51,129              200,000                       -
International and Chief Financial       2000       95,724       29,282              280,000                       -
Officer; Managing Director - Italy
--------------------------------------------------------------------------------------------------------------------------------

---------------
(1) Mr. Smith became an executive officer of Cybernet on March 12, 2002, and, accordingly, did not receive any compensation from us for services as an executive officer in fiscal 2000 and 2001.

(2) Mr. Andjic became an executive officer of Cybernet on July 28, 2002, and, accordingly, did not receive any compensation from us for services as an executive officer in fiscal 2000 and 2001.

(3)  Mr. Eder's employment with Cybernet was terminated on July 27, 2002.

(4)  Represents compensation for unused vacation.

(5) Represents compensation payable pursuant to the terms of a termination agreement with us.

(6) Dr. di Fraia's employment with Cybernet was terminated in 2002. Dr. di Fraia joined the company in June 2000. The information presented for fiscal 2000 represents payments made from June 1, 2000 through December 31, 2000.

(7) Represents compensation payable pursuant to the terms of a termination agreement with us.

1998 Stock Incentive Plan

Cybernet maintains the Cybernet Internet Services International, Inc. 1998 Stock Incentive Plan (the "Incentive Plan"). The Board of Directors has reserved 5 million shares of common stock for issuance pursuant to awards that may be made under the Incentive Plan, subject to adjustment as provided therein. The Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, dividend equivalent rights, performance units and phantom shares. None of our Named Executive Officers were granted options to purchase shares of our common stock during 2002. None of our Named Executive Officers exercised options during 2002, nor did any of our Named Executive Officers hold any exercisable or unexercisable options at December 31, 2002.

Cash Compensation of Outside Director

The director who is not also an employee of Cybernet did not receive any cash or other compensation in 2002 in connection with his service on the Board of Directors.

Executive Agreements

Mr. Smith was party to an interim services agreement with us dated March 29, 2002 which expired June 29, 2002 pursuant to which we paid Mr. Smith a fee of U.S. $50,000 per month for all services provided to us.

We entered into an agreement with MFC, Andreas Eder and Paolo di Fraia dated for reference March 12, 2002 (the "Settlement Agreement") pursuant to which the parties settled various outstanding matters, including those related to the nomination for election by MFC of certain persons to our Board of Directors at the meeting of our stockholders held on March 12, 2002 (the "Stockholders' Meeting"). Under the terms of the Settlement Agreement, Mr. Eder and Dr. di Fraia severally agreed with us, among other things, that all employment arrangements between us, our subsidiaries and each of Mr. Eder and Dr. di Fraia would be amended pursuant to the terms of termination agreements dated March 12, 2002. We agreed, among other things, to deposit into an escrow account in favour of Mr. Eder and Dr. di Fraia amounts equal to Euro 115,000 and Euro 82,500, respectively. In addition, under the terms of the Settlement Agreement, we agreed to make certain other payments and to deposit them into the escrow account.

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

On March 12, 2002, pursuant to the Settlement Agreement we entered into a termination agreement with Mr. Eder in connection with his employment agreement with us. Under the terms of the termination agreement, the employment agreement between Mr. Eder and us terminated July 27, 2002. In that regard, Mr. Eder also resigned as a director and officer of our subsidiaries. Under the terms of the termination agreement, Mr. Eder was entitled to receive Euro 14,913 per month until the termination date unless his employment was terminated earlier for cause. In addition, he received Euro 115,000 upon the signing of the termination agreement and would receive a further Euro 115,000 on the termination date (provided that his employment had not been terminated earlier for cause). The termination agreement also contains provisions as to confidentiality, non-solicitation and settlement of claims.

On March 12, 2002, pursuant to the Settlement Agreement we entered into a termination agreement with Dr. di Fraia in connection with his employment agreement with us. Under the terms of the termination agreement, his employment agreement with us terminated during 2002. Dr. di Fraia also resigned as a director and officer of our subsidiaries. Under the termination agreement, Dr. di Fraia was entitled to receive Euro 12,784 per month until the termination date unless his employment was terminated earlier for cause. In addition, he received Euro 82,500 upon the signing of the termination agreement, and Euro 82,500 on the termination date (provided that he has not been earlier terminated for cause). The termination agreement also contains provisions as to confidentiality, non-solicitation and settlement of claims.

THE FOREGOING SUMMARY OF THE SETTLEMENT AGREEMENT AND THE TERMINATION AGREEMENTS WITH EACH OF MR. EDER AND DR. DI FRAIA ARE NOT COMPLETE AND ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO THE SETTLEMENT AGREEMENT AND THE TERMINATION AGREEMENTS WITH EACH OF MR. EDER AND DR. DI FRAIA WHICH ARE INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the information regarding the beneficial ownership of our shares of common stock and preferred stock as of March 31, 2003 by each shareholder who is known by us to own more than 5% of the outstanding shares of our common stock or preferred stock. The following is based solely on statements made in filings with the SEC or other information we believe to be reliable.

---------------------------------------------------------------------------------------------------------------------
                                                         AMOUNT AND NATURE OF                PERCENTAGE OF
NAME                                                      COMMON STOCK HELD             OUTSTANDING COMMON STOCK
---------------------------------------------------------------------------------------------------------------------
Andreas Eder(1)                                              1,642,765(1)                         6.2%
Stefan-George-Ring 19
81929 Munich, Germany
---------------------------------------------------------------------------------------------------------------------
MFC Bancorp Ltd.(2)                                           6,872,796                          25.9%
Floor 21, Millenium Tower
Handelskai 94-96
A-1200, Vienna, Austria
---------------------------------------------------------------------------------------------------------------------
Holger Timm(3)                                                1,295,400                           4.9%
Trabener Strasse 12
14193 Berlin, Germany
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                         AMOUNT AND NATURE OF                PERCENTAGE OF
NAME                                                      COMMON STOCK HELD             OUTSTANDING COMMON STOCK
---------------------------------------------------------------------------------------------------------------------
Ventegis Capital AG                                           5,577,396                          21.0%
(formerly Cybermind Interactive Europe)
Kurfurstendamm 119
10711 Berlin, Germany
---------------------------------------------------------------------------------------------------------------------

---------------
(1) Includes 38,750 shares of our common stock held by Mr. Eder's spouse. She has sole investment and sole voting power over all shares of common stock held by her, and Mr. Eder disclaims beneficial ownership of any of such shares. Also includes options to purchase 262,222 shares of our common stock under the Cybernet 1998 Stock Incentive Plan which are currently exercisable. Does not include options to purchase 217,778 shares of our common stock under the incentive plan exercisable on certain dates after March 12, 2002.

(2) On November 2, 2001, MFC was granted voting rights over 1,295,400 shares and 5,577,396 shares of our common stock beneficially owned by Holger Timm and Ventegis, respectively, pursuant to an agreement among MFC, Holger Timm, Ventegis and Consors Capital Bank AG dated for reference October 29, 2001. The directors and executive officers of MFC disclaim beneficial ownership of such shares. The term of the agreement pursuant to which such voting rights were granted to MFC expires on April 30, 2003.

(3) We have been advised by Mr. Timm that (i) he is a minority shareholder and a member of the supervisory board of Ventegis, (ii) Mr. Timm and Ventegis have each granted MFC voting control over shares they own, and (iii) Mr. Timm disclaims beneficial ownership of our securities held by Ventegis. The term of the agreement pursuant to which such voting rights were granted to MFC expires on April 30, 2003.

The following table sets forth ownership of our shares as of March 31, 2003 by each of our directors and all of our directors and executive officers as a group. Unless otherwise indicated each director has sole voting and disposition power with respect to the shares set forth opposite his name.

---------------------------------------------------------------------------------------------------------------------
                                                         AMOUNT AND NATURE OF                PERCENTAGE OF
NAME                                                      COMMON STOCK HELD             OUTSTANDING COMMON STOCK
---------------------------------------------------------------------------------------------------------------------
Michael J. Smith(1)                                           6,872,796                          25.9%
---------------------------------------------------------------------------------------------------------------------
Jong Dal Lee                                                      -                                -
---------------------------------------------------------------------------------------------------------------------
Slobodan Andjic                                                   -                                -
---------------------------------------------------------------------------------------------------------------------
All executive officers and directors as a group               6,872,796                          25.9%
(1 person)
---------------------------------------------------------------------------------------------------------------------

---------------
(1) On November 2, 2001, MFC was granted voting rights over 1,295,400 shares and 5,577,396 shares of our common stock beneficially owned by Holger Timm and Ventegis, respectively, pursuant to an agreement among MFC, Holger Timm, Ventegis and Consors Capital Bank AG dated for reference October 29, 2001. Mr. Smith is a director and executive officer of MFC but disclaims beneficial ownership of these shares. The term of the agreement pursuant to which such voting rights were granted to MFC expires on April 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an agreement dated April 19, 2002 we engaged MFC to provide strategic advisory and restructuring services (the "Financial Advisory Services Agreement"), pursuant to which we agreed to pay MFC U.S.$175,000 per month payable in advance. Additionally, pursuant to such agreement, we agreed to pay MFC a fee on the completion of a successful debt restructuring and on other specified transactions. The success fee payable thereunder is calculated by reference to specified percentages on proceeds received by us in connection with asset sales, security issuances and debt restructurings. The Financial Advisory Services Agreement provides that the maximum total fees payable to MFC thereunder is U.S.$5.5 million. An expense of E2.3 million was recorded under such agreement in 2002. MFC is a related party as it exercised voting rights over 25.9% of the shares of our common stock and one of our directors, Michael
J. Smith, is the president, chief executive officer and director of MFC. The term of the agreement pursuant to which such voting rights were granted to MFC expires on April 30, 2003.

On March 12, 2002, we entered into a credit facility agreement with MFC Merchant Bank S.A. which provided a Credit Facility in the aggregate amount of E7 million to be made available to us. MFC Merchant Bank S.A. is a wholly-owned subsidiary of MFC. There were no amounts outstanding under the Credit Facility as of December

31, 2002. The credit facility expired on March 12, 2003 pursuant to its terms. Interest expense of E177,000 was incurred and paid on the borrowing under the Credit Facility in 2002.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

                                                                                 PAGE
                                                                                 ----
(a) (1) FINANCIAL STATEMENTS
        Independent Auditors' Report dated March 13, 2003.........................F-1
        Consolidated Balance Sheets...............................................F-2
        Consolidated Statements of Operations.....................................F-4
        Consolidated Statements of Comprehensive Loss.............................F-5
        Consolidated Statements of Changes in Shareholders' Equity................F-6
        Consolidated Statements of Cash Flows.....................................F-7
        Notes to the Consolidated Financial Statements............................F-9
        Independent Auditors' Report on Financial Statement Schedule.............F-24
        Schedule II - Valuation and Qualifying Accounts..........................F-25
        Independent Auditors' Report dated April 15, 2002........................F-26

    (2) LIST OF EXHIBITS

       3.1 Certificate of Incorporation. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       3.2 Bylaws. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       4.1 Unit Agreement dated as of July 8, 1999 by and among Cybernet Internet Services International, Inc., Lehman Brothers International (Europe) and Morgan Stanley & Co. International Limited. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       4.2 Indenture dated as of July 8, 1999 by and between Cybernet Internet Services International, Inc. and The Bank of New York, relating to the Cybernet's notes contained in the Units. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       4.3 Collateral Agreement dated as of July 8, 1999 by and among Cybernet Internet Services International, Inc., Lehman Brothers International (Europe) and Morgan Stanley & Co. International Limited, relating to the Unit Agreement. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       4.4 Registration Rights Agreement dated as of July 8, 1999 by and among Cybernet Internet Services International, Inc., Lehman Brothers International (Europe) and Morgan Stanley & Co. International Limited, relating to Cybernet's notes contained in the Units. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed
                        September 10, 1999.

       4.5 Warrant Agreement dated as of July 8, 1999 by and among Cybernet Internet Services International, Inc., Lehman Brothers International (Europe) and Morgan Stanley & Co. International Limited, relating to Cybernet's warrants contained in the Units. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       10.1      (a)    Sale and Assignment of Business Shares of Artwise GmbH
                        Software Losugen dated September 18, 1997 by and among
                        Mr. Stefan Heiligensetzer, Mr. Frank Marchewicz, Mr.
                        Rolf Strehle, Mr. Gerhard Schonenberger, Mr. Lothar
                        Bernecker, Artwise GmbH Software Solutions, Cybernet
                        Internet-Dienstleistungen AG and Cybernet
                        Internet-Beteiligungs GmbH. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

                 (b) Amending Agreement concerning the sale and assignment of interest in Artwise GmbH Software Losungen of September 18, 1997 by and among Rolf Strehle, Gerhard Schonenberger, Cybernet Internet-Dienstleistungen AG and Cybernet Internet-Beteiligungs GmbH. Incorporated by reference to the Form 10-K Annual Report filed with the SEC on March 30, 2000.

       10.2 Sale and Assignment of Shares in Open:Net Internet Solutions GmbH dated August 12, 1998 by and among Mr. Thomas Egner, Mr. Uwe Hagenmeier, Mr. Markus Kress, Mr. Oliver Schaffer, Cybernet Internet-Dienstleistungen AG, and Cybernet Internet-Beteiligungs GmbH. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.3 Private Agreement for the Sale of Company Shareholdings and Increase of Share Capital dated December 4, 1997 by and among Cybernet Internet-Dienstleistungen AG, Mr. Robert Loro, Stefano Longano, Domenico Loro, Angelo Longano, Emma Pontara, Maria Teresa Francesconi and Mauro Longano. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.4 Stock Purchase Agreement dated June 17, 1998 by and among Cybernet Internet Services International, Inc., Tristan Libischer and Alexander Wiesmuller. Incorporated by reference to the Form S-1
                        Registration Statement filed with the SEC on September 18, 1998.

       10.5 Stock Purchase Agreement dated June 11, 1997 by and among Cybernet Internet Services International, Inc., Cybermind Interactive Europe AG, Rudolf Strobl, Roland Manger, Thomas Schulz, Andreas Eder, and Holger Timm. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.6 Pooling and Trust Agreement dated August 18, 1997 by and among Cybermind Interactive Europe AG, Andreas Eder, Roland Manger, Thomas Schulz, Rudolf Strobl, Holger Timm, and Dr. Hubert Besner, as trustee. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.7      (a)    Pooling and Trust Agreement dated August 1, 1998
                        by and between Stefan Heiligensetzer and Dr. Hubert
                        Besner, as trustee. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on
                        September 18, 1998.

                 (b) Schedule of Additional Artwise Pooling Agreements, referencing agreements of Mr. Marchewicz, Mr. Strehle, Mr. Schonenberger and Mr. Bernecker. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.8 Consulting Agreement dated December 15, 1997 by and between Cybernet Internet-Dienstleistungen AG and Eiderdown Trading Ltd. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.9 Employment Contract dated February 23, 1998 by and between Cybernet Internet-Dienstleistungen
                        Aktiengesellschaft and Andreas Eder. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.10 Employment Contract dated May 15, 1997 by and between Cybernet Internet-Dienstleistungen Aktiengesellschaft and Alessondro Giacalone. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.11 Employment Contract dated April 28, 1997 by and between Cybernet Internet-Dienstleistungen AG and Christian Moosmann. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.12 Employment Contract dated February 23, 1998 by and between Cybernet Internet-Dienstleistungen
                        Aktiengesellschaft and Rudolf Strobl. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.13 Sub-lease for Business Premises Office dated February 29, 1996 by and between KG Bayerische Hausbau GmbH and Co. and Cybernet AG.i.G. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.14 Full Amortization Leasing Agreement No. 13 00 00 for hardware and software with purchase, extension and return options by and between Cybernet Internet-Dienstleistungen AG and Miller Leasing Miete GmbH dated January 22, 1998. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.15 Agreement on the use of data communication installations of Info AG dated July 29, 1996 by and between Info AG and Cybernet Internet-Dienstleistungen AG. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.16 Ebone Internet Access Contract dated February 26, 1997 by and between Ebone Inc. and Cybernet
                        Internet-Dienstleistungen AG. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.17 Agreement, undated, by and between Feratel International GmbH and Cybernet Internet-Dienstleistungen AG. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

       10.18 Cybernet Internet Services International, Inc. 1998 Stock Incentive Plan. Incorporated by reference to the Form S-1/A Registration Statement filed with the
                        SEC on November 5, 1998.

       10.19 Cybernet Internet Services International, Inc. 1998 Outside Directors' Stock Option Plan. Incorporated by reference to the Form S-1/A Registration Statement filed with the SEC on November 5, 1998.

       10.20 Agreement and Plan of Merger dated October 9, 1998 by and between Cybernet Internet Services International, Inc., a Utah corporation, and Cybernet Internet Services International, Inc., a Delaware corporation. Incorporated by reference to the Form S-1/A Registration Statement filed on November 5, 1998.

       10.21 Registration Rights Agreement dated August 26, 1999 by and between Cybernet Internet Services International, Inc. and Morgan Stanley & Co. International Limited relating to Cybernet's E25,000,000 13.0% Convertible Senior Subordinated Pay-In-Kind Notes due 2009. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       10.22 Indenture dated August 26, 1999 by and between Cybernet Internet Services International, Inc. and The Bank of New York relating to the Cybernet'sE25,000,000 13.0% Convertible Senior Subordinated Pay-In-Kind Notes due 2009. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       10.23 Registration Rights Agreement dated August 26, 1999 by and between Cybernet Internet Services International, Inc. and Morgan Stanley & Co. International Limited relating to Cybernet's $35,000,000 13.0% Convertible Senior Subordinated Discount Notes due 2009. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       10.24 Registration Rights Agreement dated August 26, 1999 by and between Cybernet Internet Services International, Inc. and Morgan Stanley & Co. International Limited relating to Cybernet's $15,002,183 13.0% Convertible Senior Subordinated Discount Notes due 2009. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       10.25 Indenture dated August 26, 1999 by and between Cybernet Internet Services International, Inc. and The Bank of New York relating to Cybernet's $35,000,000 and $15,002,183 13.0% Convertible Senior
                        Subordinated Discount Notes due 2009. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

       10.26     (a)    Condition Precedent Sale and Transfer of Novento
                        Telecom AG and MultiCall Telefonmarketing AG Stock and Sale and Assignment of Claims dated December 2,
                        1999. Incorporated by reference to the Form 10-K
                        Annual Report filed with the SEC on March 30, 2000.

                 (b) Sale and Transfer of Stock of Novento Telecom AG and Multicall Telefonmarketing AG and Purchase and Assignment of Claims dated October 1, 1999. Incorporated by reference to the Form 10-K Annual Report filed with the SEC on March 30, 2000.

       10.27     (a)    Framework Contract for the Performance of Project
                        and Consulting Services dated November 19, 1999 by and between Beam GmbH and Cybernet
                        Internet-Dienstleistungen AG. Incorporated by reference to the Form 10-K Annual Report filed with the SEC on March 30, 2000.

                 (b) Loan and Security Agreement dated November 10, 1999 by and among Rolf Strehle, Gerhard Schonenberger and Cybernet Internet-Dienstleistungen AG. Incorporated by reference to the Form 10-K Annual Report filed with the SEC on March 30, 2000.

       10.28 Stock Purchase Agreement dated February 19, 1999 by and among Jurg Heim, Marco Samek and Cybernet Internet Services International, Inc. Incorporated by reference to the Form 10-K Annual Report filed with the SEC on March 30, 2000.

       10.29 Cooperation Software Licensing Agreement dated December 28, 1999 by and between Berningshausen & Neben OHG and Cybernet Internet Services International, Inc. Incorporated by reference to the Form 10-K Annual Report filed with the SEC on March 30, 2000.

       10.30 Employment Agreement dated as of November 1, 1999 by and between Bernd Buchholz and Cybernet Internet Services International, Inc. Incorporated by reference to the Form 10-K Annual Report filed with the SEC on March 30, 2000.

       10.31 1998 Stock Incentive Plan. Incorporated by reference to Form S-8 filed with the SEC on July 6, 2000.

       10.32 Option Agreement dated for reference January 28, 2002 by and between Cybernet Internet Services International, Inc. and Telehouse Deutschland GmbH. Incorporated by reference to the Form 8-K Current Report filed with the SEC on January 29, 2002.

       10.33 Share Purchase Agreement dated April 10, 2002 by and between Cybernet Internet Services International, Inc. and Westwood Corporation. Incorporated by reference to the Form 8-K Current Report filed with the SEC on April 19, 2002.

       10.34 Asset Purchase and Transfer Agreement dated June 25, 2002 by and between Cybernet Internet-Dienstleistungen AG and Disko Leasing GmbH. Incorporated by reference to the Form 8-K Current Report filed with the SEC on June 28, 2002.

       10.35 Termination Agreement dated June 25, 2002 by and between Cybernet Internet-Dienstleistungen AG and Telehouse Deutschland GmbH. Incorporated by reference to the Form 8-K Current Report filed with the SEC on June 28, 2002.

       10.36 Arrangement Fee and Settlement Agreement dated June 25, 2002 by and between Cybernet Internet-Dienstleistungen AG and Telehouse Deutschland GmbH. Incorporated by reference to the Form 8-K Current Report filed with the SEC on June 28, 2002.

       10.37     (a)    English Translation of Asset Purchase Agreement
                        dated July 29, 2002 by and among TELCAT Multicom
                        GmbH, Cybernet Internet-Dienstleistungen AG,
                        MultiCall Telefonmarketing AG and Novento Telecom AG.

                 (b) English Translation of Amending Agreement dated February 18, 2003 by and among TELCAT Multicom GmbH, Cybernet Internet-Dienstleistungen AG, MultiCall Telefonmarketing AG and Novento Telecom AG relating to the Asset Purchase Agreement dated July 29, 2002.

       10.38 Share Purchase Agreement dated for reference July 31, 2002 by and between Cybernet Internet Services International, Inc. and TISCALI Osterreich GmbH.

       10.39 Settlement Agreement dated for reference March 12, 2002 by and among Cybernet Internet Services International, Inc., MFC Bancorp Ltd., Andreas Eder and Paolo di Fraia. Incorporated by reference to the Form 8-K Current Report filed with the SEC on March 28, 2002.

       10.40 Credit Facility Agreement dated as of March 12, 2002 by and among MFC Merchant Bank S.A., Cybernet Internet Services International, Inc. and 636892 B.C. Ltd. Incorporated by reference to the Form 8-K Current Report filed with the SEC on March 28, 2002.

       10.41 Letter Agreement for financial advisory services dated April 19, 2002 by and among Cybernet Internet Services International, Inc., MFC Bancorp Ltd. and MFC Merchant Bank S.A.

       10.42 Indemnity Agreement dated September 12, 2002 by and between MFC Bancorp Ltd. and Cybernet Internet Services International, Inc.

       10.43 Acknowledgement and Amending Agreement made effective as of October 15, 2002 by and between MFC Bancorp Ltd. and Cybernet Internet Services International, Inc. relating to the Letter Agreement dated April 19, 2002.

       10.44 Asset Purchase and Transfer Agreement dated November 7, 2002 by and among Cybernet
                        Internet-Dienstleistungen AG, PSINET Germany GmbH and PSINET DataCenter Germany GmbH. Incorporated by reference to the Form 8-K Current Report filed with the SEC on March 28, 2002.

       16 Letter from Ernst & Young Deutsche Allgemeine Treuhand AG dated May 13, 2002 regarding change in certifying accountants. Incorporated by reference to the Form 8-K Current Report filed with the SEC on May 13, 2002.

       21               List of Subsidiaries.

       23.1             Consent of Peterson Sullivan P.L.L.C.

       23.2             Consent of Ernst & Young AG

       99.1             Certification.

(b)    REPORTS ON FORM 8-K

       Form 8-K dated November 29, 2002
            Item 2 - Acquisition or Disposition of Assets

       Form 8-K dated January 2, 2003
            Item 5 - Other Events and Regulation FD Disclosure

       Form 8-K dated January 24, 2003
            Item 5 - Other Events and Regulation FD Disclosure

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CYBERNET INTERNET SERVICES
                                      INTERNATIONAL, INC.

Dated: March 31, 2003                 By: /s/ Michael J. Smith
                                          -------------------------------------
                                          Michael J. Smith
                                          President and Chief Executive Officer


    Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael J. Smith                                Date: March 31, 2003
------------------------------------
Michael J. Smith
President, Chief Executive Officer,
Chief Financial Officer and Director

/s/ Slobodan Andjic                                 Date: March 31, 2003
------------------------------------
Slobodan Andjic
Vice-President, Secretary, Treasurer
and Director

/s/ Jong Dal Lee                                    Date: March 31, 2003
------------------------------------
Jong Dal Lee
Director

                                 CERTIFICATIONS

I, Michael J. Smith, certify that:

1. I have reviewed this annual report on Form 10-K of Cybernet Internet Services International, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                      /s/  Michael J. Smith
                                      ------------------------------
                                      Michael J. Smith
                                      Chief Executive Officer and
                                      Chief Financial Officer

-------------------------------------------------------------------------------

PETERSON SULLIVAN PLLC
601 UNION STREET  SUITE 2300  SEATTLE WA 98101 (206) 382-7777  FAX 382-7700
                          CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Cybernet Internet Services International, Inc.

We have audited the accompanying consolidated balance sheet of Cybernet Internet Services International Inc. and its subsidiaries as of December 31, 2002, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cybernet Internet Services International Inc. and its subsidiaries as of December 31, 2001 and 2000, were audited by other auditors whose report dated April 15, 2002, included an explanatory paragraph that referred to conditions raising substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Peterson Sullivan P.L.L.C.
------------------------------
Peterson Sullivan P.L.L.C.
March 13, 2003
Seattle, Washington

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                             (In Thousands of Euros)

              ASSETS                                        2002                  2001
                                                     --------------------  --------------------
Current Assets
     Cash and cash equivalents                            E       22,976        E        2,735
     Restricted cash                                               1,815                 2,743
     Receivables                                                   5,355                11,980
     Restricted investments                                            -                10,567
     Prepaid and other                                               419                 1,670
                                                     --------------------  --------------------
              Total current assets
                                                                  30,565                29,695
Long-Term Assets
     Properties                                                    1,125                32,653
     Investments in equity method investees                            -                 2,770
     Deferred debt issuance cost                                   3,653                 6,048
     Other                                                             -                   806
                                                     --------------------  --------------------
                                                                   4,778                42,277
                                                     --------------------  --------------------
                                                          E       35,343        E       71,972
                                                     ====================  ====================

The accompanying notes are an integral part of these consolidated financial statements.

              LIABILITIES AND SHAREHOLDERS'
                  DEFICIENCY                                2002                   2001
                                                     --------------------  --------------------
Current Liabilities
     Trade accounts payable                               E        3,078        E       13,325
     Other accrued expenses                                       10,838                11,835
     Capital lease obligations                                         -                 1,060
     Accrued personnel costs                                       1,079                 1,848
                                                     --------------------  --------------------
              Total current liabilities                           14,995                28,068

Long-Term Liabilities
     Long-term debt                                              158,342               164,573
     Capital lease obligations                                         -                   435
                                                     --------------------  --------------------
                                                                 158,342               165,008
                                                     --------------------  --------------------
              Total liabilities                                  173,337               193,076


              SHAREHOLDERS' EQUITY

Preferred stock, US$ 0.001 par value; 50,000,000
     shares authorized, none issued and outstanding
     at December 31, 2002 and 2001, respectively                       -                     -
Common stock, US$ 0.001 par value; 50,000,000
     shares authorized, 26,445,663 shares issued and
     outstanding at December 31, 2002 and 2001                        25                    25
Additional paid-in capital                                       127,718               127,718
Accumulated deficit                                             (287,931)             (249,473)
Accumulated other comprehensive income                            22,194                   626
                                                     --------------------  --------------------
              Total shareholders' deficiency                    (137,994)             (121,104)
                                                     --------------------  --------------------
                                                          E       35,343        E       71,972
                                                     ====================  ====================


The accompanying notes are an integral part of these consolidated financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2002, 2001 and 2000
                 (In Thousands of Euros, Except Per Share Data)

                                                                    2002                  2001                  2000
                                                               ----------------        --------------     ---------------
Revenues                                                       E         25,078       E        39,077     E        35,831

Costs and expenses
     Direct cost of services                                             13,370                25,105              23,117
     Network operations                                                   5,784                 7,861               8,426
     General and administrative expenses                                 16,244                18,842              21,318
     Sales and marketing expenses                                         5,295                10,186              13,428
     Impairments                                                          7,305                37,110               2,265
     Depreciation and amortization                                        6,621                20,156              19,563
                                                               ----------------        --------------     ---------------
                                                                         54,619               119,260              88,117
                                                               ----------------        --------------     ---------------
           Loss from operations                                         (29,541)              (80,183)            (52,286)

Other income (expense)
     Interest expense                                                   (26,034)              (25,728)            (35,189)
     Interest income                                                        930                 1,477               5,437
     Gain on sale of assets and other                                    17,175                   123                 198
     Foreign currency losses                                               (597)               (6,721)             (3,670)
                                                               ----------------        --------------     ---------------
           Loss before taxes, loss in equity method
              investees and extraordinary item                          (38,067)             (111,032)            (85,510)
Income tax benefit (expense)                                                  -               (27,678)              6,976
                                                               ----------------        --------------     ---------------
           Loss before loss in equity method investees
              and extraordinary item                                    (38,067)             (138,710)            (78,534)
Losses in equity method investees                                          (391)                 (538)               (168)
                                                               ----------------        --------------     ---------------
           Loss before extraordinary item                               (38,458)             (139,248)            (78,702)

Extraordinary item, gain on extinguishment
     of debt, net of tax                                                      -                 4,608              17,754
           Net loss                                            E        (38,458)       E     (134,640)    E       (60,948)
                                                               ----------------        --------------     ---------------

Basic and diluted loss per share
     Loss per share before extraordinary item                  E          (1.45)       E        (5.36)    E         (3.38)
     Extraordinary item                                                       -                  0.18                0.76
                                                               ----------------        --------------     ---------------
           Loss per share                                      E          (1.45)       E        (5.18)    E         (2.62)
                                                               ================        ==============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
              For the Years Ended December 31, 2002, 2001 and 2000
                             (In Thousands of Euros)

                                                                           2002                  2001                  2000
                                                                -----------------      ----------------     -----------------
Net loss                                                        E         (38,458)     E       (134,640)    E         (60,948)

Other comprehensive income
     Foreign currency translation adjustment                               21,511                    94                  (128)
                                                                -----------------      ----------------     -----------------
Unrealized gain on short-term and restricted investments                       57                   239                   533
                                                                -----------------      ----------------     -----------------
Other comprehensive income                                                 21,568                   333                   405
                                                                -----------------      ----------------     -----------------
Comprehensive loss                                              E         (16,890)     E       (134,307)    E         (60,543)
                                                                =================      ================     =================

The accompanying notes are an integral part of these consolidated financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the Years Ended December 31, 2002, 2001 and 2000
                             (In Thousands of Euros)

                                     -----------------------------------------------------------------------
                                        Preferred Stock         Common Stock       Additional
                                     --------------------     -----------------      Paid-In     Accumulated
                                       Shares      Amount     Shares     Amount      Capital       Deficit
                                     ---------     ------     -------    ------    ----------    -----------
Balance at December 31, 1999             4,793     E  5        20,970    E   20    E  122,417    E  (53,885)

Issuance of shares for acquisitions          -        -           652         -         5,246             -
Conversion of preferred stock           (4,193)      (4)        4,193         4             -             -
Other issuances                              -        -            30         -            55             -
Net loss                                     -        -             -         -             -       (60,948)
Other comprehensive income (loss)            -        -             -         -             -             -
                                     ---------     ------      ------    ------    ----------    -----------
Balance at December 31, 2000               600        1        25,845        24       127,718      (114,833)

Conversion of preferred stock             (600)      (1)          600         1             -             -
Net loss                                     -        -             -         -             -      (134,640)
Other comprehensive income                   -        -             -         -             -             -
                                     ---------     ------      ------    ------    ----------    -----------
Balance at December 31, 2001                 -        -        26,445        25       127,718      (249,473)

Net loss                                     -        -             -         -             -       (38,458)
Other comprehensive income                   -        -             -         -             -             -
                                     ---------     ------      ------    ------    ----------    -----------
Balance at December 31, 2002                 -     E  -        26,445    E   25    E  127,718    E (287,931)
                                     =========     ======      ======    ======    ==========    ===========

                                       Accumulated
                                          Other
                                      Comprehensive    Shareholders'
                                      Income (Loss)       Equity
                                      -------------    -------------
Balance at December 31, 1999          E      (112)      E     68,445

Issuance of shares for acquisitions             -              5,246
Conversion of preferred stock                   -                  -
Other issuances                                 -                 55
Net loss                                        -            (60,948)
Other comprehensive income (loss)             405                405
                                      -----------       ------------
Balance at December 31, 2000                  293             13,203

Conversion of preferred stock                   -                  -
Net loss                                        -           (134,640)
Other comprehensive income                    333                333
                                      -----------       ------------
Balance at December 31, 2001                  626           (121,104)

Net loss                                        -            (38,458)
Other comprehensive income                 21,568             21,568
                                      -----------       ------------
Balance at December 31, 2002          E    22,194       E   (137,994)
                                      ===========       ============

The accompanying notes are an integral part of these consolidated financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2002, 2001 and 2000
                             (In Thousands of Euros)

                                                                           2002               2001               2000
                                                                     -----------------  -----------------  -----------------
Cash Flows from Operating Activities
     Net loss                                                        E        (38,458)   E      (134,640)   E       (60,948)
     Adjustments to reconcile net loss to net
          cash used in operations
        Deferred taxes                                                              -             27,657             (6,976)
        Depreciation                                                            6,621              8,365              8,125
        Amortization                                                                -             11,791             11,438
        Losses in equity method investees                                         391                538                168
        Provision for losses on accounts receivable                             1,807              5,514              1,305
        (Gain) loss on sale of investments                                        118                290                (46)
        Loss on disposal of leased assets                                         113                  -                198
        Amortization of bond discount                                           2,471              2,656              4,663
        Accreted interest expense on long-term debt                            13,364             11,861             13,484
        Impairment                                                              7,305             32,354              2,265
        Loss (gain) on disposal of assets                                     (18,345)             4,756                  -
        Loss on disposal of business                                            1,170                  -                  -
        Gain on extinguishment of debt                                              -             (4,608)           (17,754)
        Foreign currency transaction losses                                       131              7,786              6,427
        Changes in operating assets and liabilities
           Restricted cash                                                        928                 49             (2,792)
           Receivables                                                          1,403                686             (5,338)
           Prepaid and other                                                      (81)               500             (3,655)
           Trade accounts payable                                              (3,963)             1,726             (6,716)
           Other accrued expenses                                                 264             (1,058)            (2,172)
           Accrued personnel costs                                               (127)              (482)              (351)
                                                                     -----------------  -----------------  -----------------
              Net cash used in operating activities                           (24,888)           (24,259)           (58,675)
Cash Flows from Investing Activities

     Purchase of short-term investments                                             -                  -            (35,924)
     Proceeds from sale of short-term investments                                   -             25,230             72,201
     Proceeds from sales of property and equipment                             37,336                  -                  -
     Proceeds from restricted investments                                       8,994             10,194             21,014
     Product development costs                                                      -                  -               (623)
     Purchase of property and equipment                                          (473)            (5,905)           (23,888)
     Acquisition of businesses, net of cash acquired                                -                  -             (2,037)
     Sale of business, net of cash sold                                           541                  -                  -
     Acquisition of investments in equity method investees                          -               (409)            (1,000)
     Payment of deferred purchase obligations                                       -             (2,078)                 -
                                                                     -----------------  -----------------  -----------------
              Net cash provided by investing activities                        46,398             27,032             29,743
Cash Flows from Financing Activities
     Principal payments under capital lease obligations                        (1,495)            (1,347)            (2,140)
     Proceeds from issuance of bonds and other borrowings                           -                  -                962
     Repayment of borrowings                                                        -             (3,722)           (36,664)
                                                                     -----------------  -----------------  -----------------
              Net cash used in financing activities                            (1,495)            (5,069)           (37,842)
Effect of foreign exchange rate on cash and cash equivalents                      226               (940)              (134)
                                                                     -----------------  -----------------  -----------------
Net increase (decrease) in cash and cash equivalents                           20,241             (3,236)           (66,908)
Cash and Cash Equivalents, beginning of year                                    2,735              5,971             72,879
                                                                     -----------------  -----------------  -----------------
Cash and Cash Equivalents, end of year                               E         22,976   E          2,735   E          5,971
                                                                     -----------------  -----------------  -----------------

The accompanying notes are an integral part of these consolidated financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
              For the Years Ended December 31, 2002, 2001 and 2000
                             (In Thousands of Euros)

                                                                               2002             2001           2000
                                                                           -----------      -----------     -----------
Noncash investing and financing transactions
     Transfer from restricted investments to short-term
        investment due to removal of restrictions                          E    10,567      E     2,339     E    20,374
                                                                           ===========      ===========     ===========
     Conversion of preferred stock into common stock                       E         -      E         1     E         4
                                                                           ===========      ===========     ===========
     Acquisition of property and equipment through capital
        lease obligations                                                  E         -      E       214     E       522
                                                                           ===========      ===========     ===========
Other supplemental cash flow disclosures
     Cash paid for interest                                                E    10,970      E    10,476     E    27,791
                                                                           ===========      ===========     ===========
     Cash paid for taxes                                                   E         -      E       109     E       149
                                                                           ===========      ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cybernet Internet Services International, Inc. ("the Company") is a U.S. corporation incorporated in Delaware. The amounts in the notes are rounded to the nearest thousand except per share amounts.

GOING CONCERN

The Company, through its European subsidiaries, offered a variety of Internet related telecommunication and systems integration services to corporate customers located in Europe. However, the Company has incurred significant losses from operations resulting in a shareholders' deficiency of E(137,994) at December 31, 2002. The Company does not expect to achieve sufficient revenues to support future operations without additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is in the process of reviewing its strategic options including seeking additional financing, restructuring its debt, sales of assets and liquidation. However, there are no assurances that management's review of these options will result in a plan which can be accomplished or will provide sufficient cash to fund the Company's operations or satisfy its creditors in the future. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Accordingly, these consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company sold subsidiaries and assets during 2002 to raise cash and reduce operating losses. The Company sold two subsidiaries and the stock of an equity method investee for cash of E1,128 resulting in a loss of E(1,170) and also sold assets for cash amounting to E37,336 resulting in a gain of E18,345. Subsequent to December 31, 2002, the Company sold assets for cash amounting to E2,700 resulting in a gain of E2,415 and also sold three subsidiaries for cash of E10 resulting in a gain of E2.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in entities where the Company owns at least a 20% interest, but does not have control, are accounted for under the equity method. Significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

FOREIGN CURRENCY

The functional currency for the Company and its subsidiaries is the local currency of the country in which the subsidiary is located. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," the assets and liabilities for the Company's international subsidiaries are translated into the Euro using current exchange rates at the balance sheet dates. Revenue and expenses are translated at average exchange rates prevailing during the applicable period. The gains and losses resulting from the changes in exchange rates from year to year are reported in accumulated other comprehensive income. Foreign currency transaction gains or losses are included in the calculation of net loss.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. The Company maintains cash balances in financial institutions in excess of insured limits.

RESTRICTED CASH

Restricted cash consists of cash in bank for bank guarantees used to secure miscellaneous obligations.

GOODWILL AND OTHER INTANGIBLE ASSETS

Prior to January 1, 2002, the Company had been amortizing goodwill and other intangible assets to expense. Based on a new accounting standard, amortization of goodwill and other intangible assets with indefinite lives are no longer to be amortized beginning January 1, 2002. However, during 2001, management determined, based on estimated future cash flows, that the remaining carrying value of goodwill and other intangible assets should be written off. Therefore, no amount for goodwill and other intangible assets are reflected in the December 31, 2002 and 2001, consolidated balance sheets.

PROPERTIES

Depreciable properties are stated at cost unless the estimated undiscounted cash flows that result from either the use of an asset or its eventual disposition are less than its carrying amount. In that situation, an impairment loss is recognized based on the fair value of the asset. Depreciation is based on the estimated useful lives of the assets (four to ten years) and is computed using the straight-line method. Repairs and maintenance are charged to expense incurred.

Based on management's analyses, impairment losses on properties were recorded during 2002, 2001 and 2000 in amounts of E5,629,E3,937 and E1,620, respectively.

REVENUE RECOGNITION

The Company offers Internet telecommunication and system integration products, data center services, network services and voice telephony products.

The Company recognizes revenue pursuant to Securities & Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In accordance with SAB No. 101, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that arrangement exists; (ii) delivery of the products and/or services has occurred;
(iii) the selling price is both fixed and determinable; and, (iv) collectibility is reasonably probable.

Revenues from Internet telecommunication and system integration products, which includes equipment sales, are recognized upon completion of the related project and receipt of customer acceptance. Revenues from ongoing network services, voice telephony and data center services, including co-location, are recognized when services are provided. All payments received in advance of providing services are deferred until the period that such services are provided which amounted to E1,162 and E594 at December 31, 2002 and 2001, respectively. These amounts are included in other accrued liabilities on the consolidated balance sheets.

The Company enters into multiple element arrangements, which may include any combination of monthly network services, professional consulting services and/or equipment sales. Each element of a multiple element arrangement is evaluated to determine whether it represents a separate earnings process. If a multiple element arrangement can be segmented, revenue is allocated among the multiple elements based upon the fair value of the elements. If an undelivered element is essential to the functionality of a delivered element, no revenue allocated to the delivered element is recognized until that undelivered element is delivered.

DIRECT COST OF SERVICES

Direct cost of services consists of 1) telecommunications expenses, which mainly represent the cost of transporting Internet traffic from a customer's location through a local telecommunications carrier to one of the Company's access nodes, transit and peering costs, and the cost of leasing lines to interconnect the Company's backbone nodes, and 2) the cost of hardware and software sold. The Company mainly utilizes leased lines for its backbone network, and to connect its network to its major customers premises.

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

SALES AND MARKETING COSTS

Marketing costs include the costs of all personnel engaged in marketing activities, the costs of advertising and public relations activities (e.g. trade shows), and other related costs. Advertising costs are expensed as incurred. Advertising expense was approximately E553, E1,706 and E3,095 in the years ended December 31, 2002, 2001 and 2000, respectively.

TAXES ON INCOME

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs are amortized to interest expense over the term of the related debt. Any remaining balance will be charged to expense if the debt is retired early.

STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                      2002              2001                 2000
                                                 --------------   ---------------      --------------
Reported loss before extraordinary item          E     (38,458)   E      (139,248)     E      (78,072)
Deduct:  Total stock-based employee
    compensation expense determined under fair
    value based methods for all awards, net of
    any related tax effects                             (2,848)            (3,251)             (3,654)
                                                 --------------   ---------------      --------------
Proforma loss before extraordinary item                (41,306)          (142,499)            (81,726)
Extraordinary item                                           -              4,608              17,754
                                                 --------------   ---------------      --------------
Proforma net loss                                E     (41,306)   E      (137,891)     E      (63,972)
                                                 =============    ===============      ==============
Basic and diluted loss per share
    As reported before extraordinary item        E       (1.45)   E         (5.36)     E        (3.38)
    Extraordinary item                                       -                .18                 .76
                                                 --------------   ---------------      --------------
    As reported                                  E       (1.45)   E         (5.18)     E        (2.62)
                                                 =============    ===============      ==============
    Proforma before extraordinary item           E       (1.56)   E         (5.48)     E        (3.51)
    Extraordinary item                                       -                .18                 .76
                                                 --------------   ---------------      --------------
    Proforma                                     E       (1.56)   E         (5.30)     E        (2.75)
                                                 =============    ===============      ==============

EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

SEGMENT REPORTING

The Company operates primarily in one business segment, which is providing international Internet backbone and access services and related communication services for corporate customers. The Company's operations are in Europe and present management does not find it useful to segment operations any further. Therefore, no country segment data is provided in these consolidated financial statements.

NEW ACCOUNTING STANDARDS

Statements of Financial Accounting Standards No. ("SFAS") 145 and 146 are generally modifications to previously adopted standards. A part of SFAS 145 is effective for years beginning after May 15, 2002, and SFAS 146 is effective for years beginning after December 31, 2002. These new standards do not have an effect on the Company's consolidated financial statements.

NOTE 2.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill during 2001 and 2000 are summarized below:

                                              2001                 2000
                                         -------------        -------------
Balance, beginning of year               E      26,054        E      26,120
Acquired                                           354                6,968
Amortization expense                            (4,386)              (7,034)
Impairment losses                              (22,022)                   -
                                         -------------        -------------
Balance, end of year                     E           -        E      26,054
                                         =============        =============

The Company did not acquire any goodwill or other intangible assets during 2002.

Other intangible assets consist of customer lists and management contracts and are summarized below:


                                                        2002                 2001                 2000
                                                  ------------------    ----------------     ----------------

Gross carrying amount                             E        -            E            -       E     17,392
Accumulated amortization                                   -                         -              7,991
Amortization for the period                                -                     3,006              4,142
Impairment recognized                                      -                     6,395                  -

In addition, impairments of other assets of E1,676, E4,756, and E645 were recorded for the years ended December 31, 2002, 2001 and 2000, respectively.

The transitional disclosures required under Statement of Financial Accounting Standards No. 142 with respect to goodwill and other intangible assets are as follows:

                                                                    Year Ended December 31
                                                  ----------------------------------------------------------
                                                        2002                 2001                 2000
                                                  ---------------       ---------------      ---------------
Reported loss before extraordinary item           E       (38,458)      E      (139,248)     E       (78,702)
Add back amortization
    Goodwill                                                    -                 4,386                7,034
    Other intangible assets                                     -                 3,006                4,142
                                                  ---------------       ---------------      ---------------
Adjusted loss before extraordinary item                   (38,458)             (131,856)             (67,526)
Extraordinary item                                              -                 4,608               17,754
                                                  ---------------       ---------------      ---------------
Adjusted net loss                                 E       (38,458)      E      (127,248)     E       (49,772)
                                                  ===============      ================      ===============

Basic and diluted loss per share
    Reported loss before extraordinary item       E         (1.45)      E         (5.36)     E         (3.38)
    Amortization
       Goodwill                                                 -                   .17                  .30
       Other intangible assets                                  -                   .12                  .18
    Extraordinary item                                          -                   .18                  .76
                                                  ---------------       ---------------      ---------------
    Adjusted net loss per share                   E         (1.45)      E         (4.89)     E         (2.14)
                                                  ===============      ================      ===============


NOTE 3.  RESTRICTED INVESTMENTS

Restricted investments were required as part of the Company's debt financing. These investments were classified as available-for-sale securities at December 31, 2001, and consisted of U.S. Treasury Notes which matured in 2002. There were no available-for-sale securities at December 31, 2002. Proceeds from the sales of available-for-sale securities amounted to E8,994, E10,194 and E21,014 during 2002, 2001 and 2000, respectively. Realized gains (losses) on the sales of these securities were E(118), E(290) and E46 in 2002, 2001 and 2000, respectively. The cost of these securities was E9,112 and E20,395 at December 31, 2001 and 2000, respectively, which resulted in unrealized losses of E57 and E300 being recorded in accumulated comprehensive income at December 31, 2001 and 2000, respectively. Cost is based on the specific identification method to determine realized gains or losses.

NOTE 4.  RECEIVABLES

                                                       December 31
                                           -------------------------------------
                                                2002                 2001
                                           ----------------     ----------------
Trade accounts receivable                   E        7,956        E      14,717
Receivables from affiliates                              -                  356
Other                                                1,534                2,721
                                           ----------------     ----------------
                                                     9,490               17,794
Less allowance for doubtful accounts                (4,135)              (5,814)
                                           ----------------     ----------------
                                            E        5,355        E      11,980
                                           ================     ================

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances were adequate at December 31, 2002 and 2001. The Company charges off receivables to any allowance when management determines that a receivable is not collectible. The Company does not generally require collateral for any of its receivables.

NOTE 5.  PROPERTIES

                                                                   December 31
                                                       -------------------------------------
                                                            2002                 2001
                                                       ----------------     ----------------
Computer equipment and software                         E        4,383        E      23,846
Leasehold improvements                                           4,349               24,607
Furniture and fixtures                                             587                2,753
                                                       ----------------     ----------------
                                                                 9,319               51,206
Less accumulated depreciation and amortization                  (8,194)             (18,553)
                                                       ----------------     ----------------
                                                        E        1,125        E      32,653
                                                       ================     ================

NOTE 6.  DEBT


                                                                                    December 31
                                                                        -------------------------------------
                                                                             2002                 2001
                                                                        ----------------     ----------------
Senior Dollar Notes, interest at 14% due January 1 and July 1 until maturity on July 1, 2009, originally issued in US $1,000 principal units including one warrant to purchase approximately 30 common shares of the Company's stock at an exercise price of US
$22.278 per share exercisable until July 1, 2009 resulting in
E45,405 being allocated to additional paid-in capital and a
discount applied to the original principal amount of debt of which
E14,918 and E20,104 remained at December 31, 2002 and 2001,
respectively; E2,481, E2,677 and E6,498 was charged as interest expense resulting from the amortization of the discount during
2002, 2001 and 2000, respectively; at December 31, 2002, 4,535 shares of the Company's common stock have been reserved as a
result of the warrants                                                    E      49,697        E      55,672

Convertible  Senior Euro Subordinated  Payment-in-Kind  Notes,
interest at 13% payable in the form of secondary payment-in-kind notes on February 15 and August 15 each year until August 15,
2004, when beginning with the February 15 semi-annual interest due date, current interest is payable in cash until maturity on August
15, 2009, these notes are convertible at any time prior to
maturity at the rate of one share of the Company's common stock for each E25 in outstanding note balance at the option of the creditor, at December 31, 2002, 1,439 shares of the Company's
common stock have been reserved in connection with these notes                   35,969               32,619

Convertible  Senior Dollar  Subordinated  Discount Notes, 13%
interest due semi-annually beginning February 15, 2004, until maturity on August 15, 2009, convertible prior to maturity at the rate of one share of the Company's common stock for each US $25 of
accreted value, as defined, of the notes being converted                         72,676               76,282
                                                                        ----------------     ----------------
                                                                           E    158,342         E    164,573
                                                                        ================     ================

During 2001 and 2000, the Company extinguished Senior Dollar Notes in the carrying amount of E7,933 and E51,591 for cash of E3,325 and E33,837 resulting in extraordinary gains. None of the warrants associated were acquired in the extinguishments.

NOTE 7.  INCOME TAXES

The provision for income taxes (benefit) for years ended December 31 consists of the following:

                                                        2002                 2001                 2000
                                                  ---------------       ---------------     --------------
Provision for income taxes
    Current                                        E            -       E            21      E           3
    Deferred                                                    -                27,657             (6,979)
                                                  ---------------       ---------------     --------------
                                                   E            -       E        27,678      E      (6,976)
                                                  ===============       ===============     ==============

Differences between the U.S. Federal Statutory and the Company's effective income tax rate for years ended December 31 are as follows:

                                                        2002                 2001                 2000
                                                  ---------------       ---------------      ---------------
U.S. Federal statutory rate on loss from
    operations                                      E     (13,460)       E      (20,228)       E     (20,926)
Tax differential on foreign losses                            360                (3,191)               3,214
Valuation allowance                                        13,100                51,209                2,265
Other                                                                              (112)               8,471
                                                  ---------------       ---------------      ---------------
                                                    E           -        E       27,678        E      (6,976)
                                                  ===============       ===============      ===============

Deferred income tax assets are composed of the following:

                                                                                    December 31
                                                                        -------------------------------------
                                                                             2002                 2001
                                                                        ----------------     ----------------
Tax loss carryforwards:
    U.S.                                                                  E      35,564        E      22,439
    Germany                                                                      39,891               40,176
    Other                                                                         3,314                3,054
                                                                        ----------------     ----------------
                                                                                 78,769               65,669
Valuation allowance                                                             (78,769)             (65,669)
                                                                        ----------------     ----------------
         Net deferred income tax asset                                    E            -       E           -
                                                                        ================     ================

The tax loss carryforwards are subject to audit by the applicable tax authorities which may result in changes to the amounts above. Since the Company has incurred significant losses and does not expect to generate taxable income in the near future, a valuation reserve for all of the deferred income tax assets has been deemed appropriate by management.

Losses from foreign source operations amounted to E(4,733), E(41,718) and E(35,077) for 2002, 2001 and 2000, respectively.

The Company has U.S. total estimated net operating loss carryforward amounting to E101,612 at December 31, 2002, which, if not utilized, will expire in years ended 2022. Other tax loss amounts approximate E97,628 at December 31, 2002, result primarily from operations in Germany which may be carried forward indefinitely under current tax law.

NOTE 8.  SHAREHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of Preferred Stock with relative rights, preferences and limitations determined at the time of issuance. As of December 31, 2002, the Company has no issued and outstanding Series A and B and C Preferred Stock. All of the Company's previously issued Preferred Stock was converted to Common Stock.

Series A Preferred Stock entitles the holder to receive dividends at a rate equal to US $0.01 per share per annum before any dividends are paid or set apart for payment upon any other series of Preferred Stock of the Company, other than Series B or Series C Preferred Stock, or on the Common Stock of the Company. Dividends on the Series A Preferred Stock are to be paid for each fiscal year within five months of the end of each fiscal year, subject to the availability of surplus or net profits. The dividends on the Series A Preferred Stock are not cumulative. The holders of the Series A Preferred Stock are not entitled to vote. The shares of Series A Preferred Stock may be redeemed by the Company at any time, at a redemption price of one share of the Common Stock of the Company for each share of Series A Preferred Stock plus any unpaid dividends earned provided that all and not less than all of the shares of Series A Preferred Stock are so redeemed.

Upon the liquidation, dissolution or winding up, whether voluntary or involuntary, of the Company, the holders of the Series A Preferred Stock will be entitled to be paid the sum of US $3.00 per share plus an amount equal to any unpaid accrued dividends before any amount is paid to the holder of any other series of Preferred Stock, other than the Series B Preferred Stock or the Series C Preferred Stock, or to the holder of any Common Stock of the Company. After payment of these amounts to the holders of the Series A Preferred Stock, the remaining assets of the Company will be distributed to the holders of the Common Stock.

The Series B Preferred Stock entitles the holder to receive dividends at a rate equal to US $0.01 per share per annum before any dividends are paid or set apart for payment upon any other series of Preferred Stock of the Company other than the Series C Preferred Stock or on the Common Stock of the Company. Dividends on Series B Preferred Stock are to be paid for each fiscal year within five months of the end of each fiscal year, subject to the availability of surplus or net profits. The dividends on the Series B Preferred Stock are not cumulative.
The holders of the Series B Preferred Stock are entitled to one vote per share.

The shares of Series B Preferred Stock may be redeemed by the Company at a redemption price of one share of the Common Stock of the Company for each share of Series B Preferred Stock plus any unpaid dividends earned thereon through the date of redemption; provided that all and not less than all of the shares of Series B Preferred Stock are so redeemed. A holder of Series B Preferred Stock may convert each share held into one share of the Common Stock of the Company provided, however, any conversion may not be for less than all of the Series B Preferred Shares held by the converting shareholder eligible for conversion at the time of the notice.

Upon the liquidation, dissolution or winding up, whether voluntary or involuntary, of the Company, the holders of the Series B Preferred Stock will be entitled to be paid the sum of US $3.00 per share plus an amount equal to any unpaid accrued dividends before any amount is paid to the holder of any other series of Preferred Stock other than the Series C Preferred Stock or to the Common Stock of the Company. After payment of these amounts to the holders of the Series B Preferred Stock, the remaining assets of the Company will be distributed to the holders of the Common Stock.

NOTE 9.  STOCK BASED COMPENSATION

In 1998, the Company adopted a stock incentive plan that provides for the grant of stock options to purchase shares of the Company's common stock to employees and members of the Board of Directors. The Company has reserved 5,000,000 shares of common stock for issuances under the plan. The following table presents the changes in the stock options during the year.

                                                                  Weighted
                                                                   Average
                                                               Exercise Price
                                           Stock Options       (In US Dollars)
                                          ----------------     ----------------
Outstanding at December 31, 1999               2,194,015       $       16.10
Granted                                        2,307,700                7.25
Cancelled                                      1,068,550               15.94
Forfeited                                      1,082,533               15.78
                                          ----------------
Outstanding at December 31, 2000               2,350,632                9.68
Granted                                        1,666,450                1.54
Forfeited                                      1,258,616               10.04
                                          ----------------
Outstanding at December 31, 2001               2,758,466                4.60
Forfeited                                      2,456,541                4.36
                                          ----------------
Outstanding at December 31, 2002                 301,925                6.54
                                          ================

Since plan inception through December 31, 2002, no options have been exercised and none have expired. The weighted-average remaining contractual life of options outstanding at December 31, 2002, was 7.30 years with a contractual life of 10 years.

As of December 31, 2002, 2001 and 2000, the Company had 249,225, 1,079,049 and
568,869 options exercisable, respectively. The weighted-average exercise price of options exercisable as of December 31, 2002, is US $7.28. Options vest over a period of three years from the date of grant and become exercisable upon vesting. The Company has not recognized any compensation expense related to stock options in 2002, 2001 or 2000.

The following table presents information about options outstanding as of December 31, 2002.

                                                 Weighted           Weighted                               Weighted
                                                  Average            Average                               Average
                                                 Exercise           Remaining                              Exercise
                             Number of             Price           Contractual         Number of            Price
                              Options             (In US              Life              Options             (In US
Exercise Price Range        Outstanding          Dollars)          (In Years)         Exercisable          Dollars)
----------------------    ----------------     --------------    ----------------    ---------------     -------------
$0.41 - 1.89                      51,850        $     1.44             8.23                 17,117        $     1.45
 3.06 - 6.65                     103,800              4.94             7.27                 87,133              4.79
 8.19 - 14.36                    143,775              9.14             7.01                142,475              9.12
20.30 - 35.43                      2,500             29.63             6.00                  2,500             29.63
                          ----------------                                           ---------------
                                 301,925                                                   249,225
                          ================                                           ===============

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were as follows:

                                                        2001                 2000
                                                   ----------------     ----------------
Risk-free interest rate                                 4.61%                5.5%
Stock price volatility factor                           1.242                0.859
Expected life of the options                           5 years              5 years
Dividend yield                                          0.0%                 0.0%

During 2000, the Company offered plan participants the opportunity to exchange stock options previously granted for new options at the current stock price. Approximately 1.07 million new options with an exercise price of US $9.02, the fair market value of the stock on the date of the exchange, were exchanged for previously issued options. This exchange is considered a re-pricing and changes the status of these options to variable options. These options are accounted for as variable from July 1, 2000, until the options are exercised, forfeited or expire unexercised. However, because the market price of the Company's stock decreased since July 1, 2000, the effect has had no impact on net loss. But, any future increases in the market price of the stock, above the exercise price of the options, will result in recognition of stock-based compensation expense in future reporting periods.

NOTE 10.  EARNINGS PER SHARE

Earnings per share data for year ended December 31 is summarized as follows:

                                                                       Net Income (Loss)
                                                   ----------------------------------------------------------
                                                         2002                 2001                2000
                                                   -----------------    -----------------    ----------------
Loss available to common shareholders before
    extraordinary item                              E      (38,458)     E      (139,248)      E      (78,702)
Extraordinary item                                               -                4,608               17,754
                                                   -----------------    -----------------    ----------------
Net loss                                            E      (38,458)     E      (134,640)      E      (60,948)
                                                   =================    =================    ================
Weighted average number of shares  outstanding
    - basic and diluted                                     26,445               25,996               23,266
                                                   =================    =================    ================

Warrants and options were not included in the computation of diluted earnings per share because they were anti-dilutive in each year.

NOTE 11.  TRANSACTIONS WITH RELATED PARTIES

The Company paid E242, E435 and E209 to a law firm for legal services where a former member of the board of directors is a partner in the years ended December 31, 2002, 2001 and 2000, respectively.

The Company granted interest free loans totaling E356 to three former
Italian management employees. The loans were due on December 31, 2000, and are denominated in Italian Lire. No payments have been made on the loans to date. Following the sale of stock of the subsidiary in 2002, the Company no longer has a receivable due from the former Italian management employees.

During 2002, MFC Merchant Bank S.A., an affiliate of MFC Bancorp Ltd. ("MFC"), provided a revolving senior secured credit line to the Company of up to E7,000. At December 31, 2002, the Company had no balance outstanding on this line which bears interest at 14%, is due on March 12, 2003, and is secured by the Company's ownership in its subsidiaries. Interest expense of E177 was incurred and paid on the borrowing in 2002. The Company engaged MFC to provide strategic advisory and restructuring services. Beginning April 2002, the Company agreed to pay to MFC US $175 per month payable in advance. Additionally, pursuant to such agreement, the Company agreed to pay MFC a fee on the completion of a successful debt restructuring and on other specified transactions. The success fee is computed based on specified percentages received by the Company from: asset sales, security issuances and debt restructurings with a cap on total fees payable to MFC of US $5,500. An expense of E2,289 was recorded under this agreement in 2002. MFC is a related party because it maintains certain voting rights with respect to approximately 26% of the Company's outstanding common shares on behalf of two shareholders and an officer and director of MFC is also an officer and director of the Company.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments at December 31 is summarized below:

                                                        2002                                2001
                                           -------------------------------      -----------------------------
                                              Carrying            Fair            Carrying           Fair
                                               Amount             Value            Amount            Value
                                           --------------      -----------      ------------      -----------
Cash and cash equivalents                     E 22,976          E 22,976        E   2,735         E   2,735
Restricted cash                                  1,815             1,815            2,743             2,743
Other receivables                                1,534             1,534            3,077             3,077
Capital lease obligations                            -                 -            1,495             1,495

The fair value of cash and cash equivalents is based on reported market value. The fair value of restricted cash is equal to its carrying amount because it is in an account which bears a market rate of interest. The fair value of other receivables approximates carrying value due to the short-term maturity of the receivables. The fair value of capital lease obligations, which approximates carrying value, was estimated using discounted cash flow analyses based on the Company's incremental borrowing rates for similar types of borrowings.

At December 31, 2002, no quoted market exists for the Company's long-term debt. Also, based on the Company's current financial position, management believes a discounted cash flow valuation is not appropriate. Therefore, no fair value information is presented for the Company's long-term debt at either December 31, 2002, or 2001.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, no such actions are known to have a material adverse impact on the financial position of the Company.

The Company has no lease commitments beyond December 31, 2002. Rental expense was E4,280, E3,504 and E12,171 for 2002, 2001 and 2000,
respectively.

The Company is economically dependent on the entities from which it leases their telecommunication lines comprising its network. It is probable that failure of these entities to honor their lease obligations or to renew leases under economically viable conditions would have a negative near-term impact on any Company growth and results of operations.

PETERSON SULLIVAN PLLC
601 UNION STREET   SUITE 2300   SEATTLE WA 98101 (206) 382-7777   FAX 382-7700
                                                  CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Cybernet Internet Services International, Inc.

Our report on the consolidated financial statements of Cybernet Internet Services International, Inc. is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule II of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Peterson Sullivan P.L.L.C.
Seattle, Washington
March 13, 2003

Schedule II - Valuation and Qualifying Accounts

                                                                Net Expense (Recovery)
                                                              ------------------------
                                               Balance at     Charged to     Charged to
                                              Beginning of     Costs and        Other                      Balance at
(Euro thousand)                                  Period        Expenses       Accounts      Deductions    End of Period
                                              ------------    ----------     ----------     ----------    -------------
For the year ended December 31, 2000
   Allowance for doubtful debt                      1,187            120              -              -          1,307
   Deferred tax asset valuation allowance          12,195          2,265                                       14,460
For the year ended December 31, 2001
   Allowance for doubtful debt                      1,307          5,514                        (1,007)1        5,814
   Deferred tax asset valuation allowance          14,460         51,209                                       65,669
For the year ended December 31, 2002
   Allowance for doubtful debt                      5,814                                       (1,396)1        4,418
   Deferred tax asset valuation allowance          65,669         13,100                                       78,769

1  Uncollectible accounts written-off, net of recoveries.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders Cybernet Internet
Services International, Inc.:

We have audited the accompanying consolidated balance sheet of Cybernet Internet Services International, Inc. and its subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statements schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Ernst & Young
Deutsche Allgemeine Treuhand AG
Wirtschaftsprufungsgesellschaft


/s/ Ralf Broschulat                               /s/ Jurgen Zapf

Ralf Broschulat                                   Jurgen Zapf
Independent Public Accountant                     Independent Public Accountant

Munich, Germany
April 15, 2002

                                 EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION OF EXHIBIT
----------       ----------------------

3.1              Certificate of Incorporation. Incorporated by reference to the Form S-1 Registration  Statement filed with the SEC on September 18, 1998.

3.2              Bylaws. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on
                 September 18, 1998.

4.1              Unit Agreement dated as of July 8, 1999 by and among Cybernet Internet Services International, Inc.,
                 Lehman Brothers International (Europe) and Morgan Stanley & Co. International Limited. Incorporated
                 by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

4.2              Indenture dated as of July 8, 1999 by and between Cybernet Internet Services International, Inc. and
                 The Bank of New York, relating to the Cybernet's notes contained in the Units. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

4.3              Collateral Agreement dated as of July 8, 1999 by and among Cybernet Internet Services International,
                 Inc., Lehman Brothers International (Europe) and Morgan Stanley & Co. International Limited, relating to the Unit Agreement. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853
                 filed September 10, 1999.

4.4              Registration Rights Agreement dated as of July 8, 1999 by and among Cybernet Internet Services
                 International, Inc., Lehman Brothers International (Europe) and Morgan Stanley & Co. International
                 Limited, relating to Cybernet's notes contained in the Units. Incorporated by reference to the
                 Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

4.5              Warrant Agreement dated as of July 8, 1999 by and among Cybernet Internet Services International, Inc.,
                 Lehman Brothers International (Europe) and Morgan Stanley & Co. International Limited, relating to
                 Cybernet's warrants contained in the Units. Incorporated by reference to the Form S-4 Registration
                 Statement No. 333-86853 filed September 10, 1999.

10.1        (a)  Sale and Assignment of Business Shares of Artwise GmbH Software Losugen dated September 18, 1997 by and among Mr. Stefan Heiligensetzer, Mr. Frank Marchewicz, Mr. Rolf Strehle, Mr. Gerhard Schonenberger,
                 Mr. Lothar Bernecker, Artwise GmbH Software Solutions, Cybernet Internet-Dienstleistungen AG and
                 Cybernet Internet-Beteiligungs GmbH. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.


EXHIBIT NO.      DESCRIPTION OF EXHIBIT
----------       ----------------------

            (b)  Amending Agreement concerning the sale and assignment of interest in Artwise GmbH Software Losungen of September 18, 1997 by and among Rolf Strehle, Gerhard Schonenberger, Cybernet Internet-Dienstleistungen
                 AG and Cybernet Internet-Beteiligungs GmbH. Incorporated by reference to the Form 10-K Annual Report filed with the SEC on March 30, 2000.

10.2             Sale and Assignment of Shares in Open:Net Internet Solutions GmbH dated August 12, 1998 by and among
                 Mr. Thomas Egner, Mr. Uwe Hagenmeier, Mr. Markus Kress, Mr. Oliver Schaffer, Cybernet Internet-
                 Dienstleistungen AG, and Cybernet Internet-Beteiligungs GmbH. Incorporated by reference to the Form S-1
                 Registration Statement filed with the SEC on September 18, 1998.

10.3             Private Agreement for the Sale of Company Shareholdings and Increase of Share Capital dated December 4,
                 1997 by and among Cybernet Internet-Dienstleistungen AG, Mr. Robert Loro, Stefano Longano, Domenico Loro,
                 Angelo Longano, Emma Pontara, Maria Teresa Francesconi and Mauro Longano. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

10.4             Stock Purchase Agreement dated June 17, 1998 by and among Cybernet Internet Services International,
                 Inc., Tristan Libischer and Alexander Wiesmuller. Incorporated by reference to the Form S-1 Registration
                 Statement filed with the SEC on September 18, 1998.

10.5             Stock Purchase Agreement dated June 11, 1997 by and among Cybernet Internet Services International, Inc.,
                 Cybermind Interactive Europe AG, Rudolf Strobl, Roland Manger, Thomas Schulz, Andreas Eder, and Holger
                 Timm. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18,
                 1998.

10.6             Pooling and Trust Agreement dated August 18, 1997 by and among Cybermind Interactive Europe AG, Andreas
                 Eder, Roland Manger, Thomas Schulz, Rudolf Strobl, Holger Timm, and Dr. Hubert Besner, as trustee.
                 Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

10.7        (a)  Pooling and Trust Agreement dated August 1, 1998 by and between Stefan Heiligensetzer and Dr. Hubert Besner, as trustee. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on
                 September 18, 1998.

            (b)  Schedule of Additional Artwise Pooling Agreements, referencing agreements of Mr. Marchewicz, Mr. Strehle,
                 Mr. Schonenberger and Mr. Bernecker. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.


EXHIBIT NO.      DESCRIPTION OF EXHIBIT
----------       ----------------------

10.8             Consulting Agreement dated December 15, 1997 by and between Cybernet Internet-Dienstleistungen AG and
                 Eiderdown Trading Ltd. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

10.9             Employment Contract dated February 23, 1998 by and between Cybernet Internet-Dienstleistungen
                 Aktiengesellschaft and Andreas Eder. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

10.10            Employment Contract dated May 15, 1997 by and between Cybernet Internet-Dienstleistungen Aktiengesellschaft
                 and Alessondro Giacalone. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

10.11            Employment Contract dated April 28, 1997 by and between Cybernet Internet-Dienstleistungen AG and
                 Christian Moosmann. Incorporated by reference to the Form S-1 Registration Statement filed with the
                 SEC on September 18, 1998.

10.12            Employment Contract dated February 23, 1998 by and between Cybernet Internet-Dienstleistungen
                 Aktiengesellschaft and Rudolf Strobl. Incorporated by reference to the Form S-1 Registration
                 Statement filed with the SEC on September 18, 1998.

10.13            Sub-lease for Business Premises Office dated February 29, 1996 by and between KG Bayerische Hausbau
                 GmbH and Co. and Cybernet AG.i.G. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

10.14            Full Amortization Leasing Agreement No. 13 00 00 for hardware and software with purchase, extension and return options by and between Cybernet Internet-Dienstleistungen AG and Miller Leasing Miete GmbH
                 dated January 22, 1998. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

10.15            Agreement on the use of data communication installations of Info AG dated July 29, 1996 by and between Info AG and Cybernet Internet-Dienstleistungen AG. Incorporated by reference to the Form S-1
                 Registration Statement filed with the SEC on September 18, 1998.

10.16            Ebone Internet Access Contract dated February 26, 1997 by and between Ebone Inc. and Cybernet
                 Internet-Dienstleistungen AG. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 18, 1998.

10.17            Agreement, undated, by and between Feratel International GmbH and Cybernet Internet-Dienstleistungen
                 AG. Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September
                 18, 1998.


EXHIBIT NO.      DESCRIPTION OF EXHIBIT
----------       ----------------------

10.18            Cybernet Internet Services International, Inc. 1998 Stock Incentive Plan. Incorporated by reference to the Form S-1/A Registration Statement filed with the SEC on November 5, 1998.

10.19            Cybernet Internet Services International, Inc. 1998 Outside Directors'Stock Option Plan. Incorporated
                 by reference to the Form S-1/A Registration Statement filed with the SEC on November 5, 1998.

10.20            Agreement and Plan of Merger dated October 9, 1998 by and between Cybernet Internet Services
                 International, Inc., a Utah corporation, and Cybernet Internet Services International, Inc., a
                 Delaware  corporation. Incorporated by reference to the Form S-1/A Registration Statement filed on
                 November 5, 1998.

10.21            Registration Rights Agreement dated August 26, 1999 by and between Cybernet Internet Services
                 International, Inc. and Morgan Stanley & Co. International Limited relating to Cybernet's E25,000,000
                 13.0% Convertible Senior Subordinated Pay-In-Kind Notes due 2009. Incorporated by reference to the
                 Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

10.22            Indenture dated August 26, 1999 by and between Cybernet Internet Services International, Inc. and The
                 Bank of New York relating to the Cybernet's E25,000,000 13.0% Convertible Senior Subordinated
                 Pay-In-Kind Notes due 2009. Incorporated by reference to the Form S-4 Registration Statement No.
                 333-86853 filed September 10, 1999.

10.23            Registration Rights Agreement dated August 26, 1999 by and between Cybernet Internet Services
                 International, Inc. and Morgan Stanley & Co. International Limited relating to Cybernet's $35,000,000
                 13.0% Convertible Senior Subordinated Discount Notes due 2009. Incorporated by reference to the
                 Form S-4 Registration Statement No. 333-86853 filed September 10, 1999.

10.24            Registration Rights Agreement dated August 26, 1999 by and between Cybernet Internet Services International,
                 Inc. and Morgan Stanley & Co. International Limited relating to Cybernet's $15,002,183 13.0% Convertible
                 Senior Subordinated Discount Notes due 2009. Incorporated by reference to the Form S-4 Registration
                 Statement No. 333-86853 filed September 10, 1999.

10.25            Indenture dated August 26, 1999 by and between Cybernet Internet Services International, Inc. and The Bank
                 of New York relating to Cybernet's $35,000,000 and $15,002,183 13.0% Convertible Senior Subordinated Discount
                 Notes due 2009. Incorporated by reference to the Form S-4 Registration Statement No. 333-86853 filed
                 September 10, 1999.


EXHIBIT NO.      DESCRIPTION OF EXHIBIT
----------       ----------------------

10.26       (a)  Condition Precedent Sale and Transfer of Novento Telecom AG and MultiCall Telefonmarketing AG Stock and Sale and
                 Assignment of Claims dated December 2, 1999. Incorporated by reference to the Form 10-K Annual Report filed with the SEC on March 30, 2000.

            (b)  Sale and Transfer of Stock of Novento Telecom AG and MultiCall Telefonmarketing AG and Purchase and Assignment
                 of Claims dated October 1, 1999. Incorporated by reference to the Form 10-K Annual Report filed with the SEC on March 30, 2000.

10.27       (a)  Framework Contract for the Performance of Project and Consulting Services dated November 19, 1999 by and between Beam GmbH and Cybernet Internet-Dienstleistungen AG. Incorporated by reference to the Form 10-K
                 Annual Report filed with the SEC on March 30, 2000.

            (b)  Loan and Security Agreement dated November 10, 1999 by and among Rolf Strehle, Gerhard Schonenberger and
                 Cybernet Internet-Dienstleistungen AG. Incorporated by reference to the Form 10-K Annual Report filed with the SEC on March 30, 2000.

10.28            Stock Purchase Agreement dated February 19, 1999 by and among Jurg Heim, Marco Samek and Cybernet
                 Internet Services International, Inc. Incorporated by reference to the Form 10-K Annual Report filed with the SEC on March 30, 2000.

10.29            Cooperation Software Licensing Agreement dated December 28, 1999 by and between Berningshausen & Neben
                 OHG and Cybernet Internet Services International, Inc. Incorporated by reference to the Form 10-K
                 Annual Report filed with the SEC on March 30, 2000.

10.30            Employment Agreement dated as of November 1, 1999 by and between Bernd Buchholz and Cybernet Internet
                 Services International, Inc. Incorporated by reference to the Form 10-K Annual Report filed with the
                 SEC on March 30, 2000.

10.31            1998 Stock Incentive Plan. Incorporated by reference to Form S-8 filed with the SEC on July 6, 2000.

10.32            Option Agreement dated for reference January 28, 2002 by and between Cybernet Internet Services
                 International, Inc. and Telehouse Deutschland GmbH. Incorporated by reference to the Form 8-K Current
                 Report filed with the SEC on January 29, 2002.

10.33            Share Purchase Agreement dated April 10, 2002 by and between Cybernet Internet Services International,
                 Inc. and Westwood Corporation. Incorporated by reference to the Form 8-K Current Report filed with the SEC on April 19, 2002.


EXHIBIT NO.      DESCRIPTION OF EXHIBIT
----------       ----------------------

10.34            Asset  Purchase  and  Transfer  Agreement  dated  June  25,  2002 by and  between  Cybernet
                 Internet-Dienstleistungen AG and Disko Leasing GmbH. Incorporated by reference to the Form 8-K
                 Current Report filed with the SEC on June 28, 2002.

10.35            Termination Agreement dated June 25, 2002 by and between Cybernet Internet-Dienstleistungen AG and
                 Telehouse Deutschland GmbH. Incorporated by reference to the Form 8-K Current Report filed with the
                 SEC on June 28, 2002.

10.36            Arrangement Fee and Settlement Agreement dated June 25, 2002 by and  between Cybernet Internet-
                 Dienstleistungen AG and Telehouse Deutschland GmbH. Incorporated by reference to the Form 8-K Current
                 Report filed with the SEC on June 28, 2002.

10.37       (a)  English Translation of Asset Purchase Agreement dated July 29, 2002 by and among TELCAT MultiCom GmbH,
                 Cybernet Internet-Dienstleistungen AG, MultiCall Telefonmarketing AG and Novento Telecom AG.

            (b)  English Translation of Amending Agreement dated February 18, 2003 by and among TELCAT MultiCom GmbH,
                 Cybernet Internet-Dienstleistungen AG, MultiCall Telefonmarketing AG and Novento Telecom AG relating to the Asset Purchase Agreement dated July 29 2002.

10.38            Share Purchase Agreement dated for reference July 31, 2002 by and between Cybernet Internet Services
                 International, Inc. and TISCALI Osterreich GmbH.

10.39            Settlement Agreement dated for reference March 12, 2002 by and among Cybernet Internet Services
                 International, Inc., MFC Bancorp Ltd., Andreas Eder and Paolo di Fraia. Incorporated by reference to the Form 8-K Current Report filed with the SEC on March 28, 2002.

10.40            Credit Facility Agreement dated as of March 12, 2002 by and among MFC Merchant Bank S.A., Cybernet
                 Internet Services International, Inc. and 636892 B.C. Ltd. Incorporated by reference to the Form 8-K
                 Current Report filed with the SEC on March 28, 2002.

10.41            Letter Agreement for financial advisory services dated April 19, 2002 by and among Cybernet Internet
                 Services International, Inc., MFC Bancorp Ltd. and MFC Merchant Bank S.A.

10.42            Indemnity Agreement dated September 12, 2002 by and between MFC Bancorp Ltd. and Cybernet Internet
                 Services International, Inc.


EXHIBIT NO.      DESCRIPTION OF EXHIBIT
----------       ----------------------

10.43            Acknowledgement and Amending Agreement made effective as of October 15, 2002 by and between MFC
                 Bancorp Ltd. and Cybernet Internet Services International, Inc. relating to the Letter Agreement dated
                 April 19, 2002.

10.44            Asset Purchase and Transfer Agreement dated November 7, 2002 by and among Cybernet Internet-
                 Dienstleistungen AG, PSINET Germany GmbH and PSINET DataCenter Germany GmbH. Incorporated by reference to the Form 8-K Current Report filed with the SEC on March 28, 2002.

16               Letter from Ernst & Young Deutsche Allgemeine Treuhand AG dated May 13, 2002 regarding change in certifying accountants. Incorporated by reference to the Form 8-K Current Report filed with the SEC on May 13, 2002.

21               List of Subsidiaries.

23.1             Consent of Peterson Sullivan P.L.L.C.

23.2             Consent of Ernst & Young AG

99.1             Certifications.
