Form 10-Q
period 2003-06-30
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2003-07-31
CIK 1070658

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 (604) 683-5767
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   YES    X      NO
                                               -----        -----

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act)   YES          NO    X
                                               -----       -----

The Registrant had 26,445,627 shares of common stock, $0.001 par value outstanding as of July 29, 2003.


================================================================================

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.     FINANCIAL  STATEMENTS


                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                  (UNAUDITED)

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                           DECEMBER 31, 2002    MARCH 31, 2003
                                           -----------------    --------------
                                                  (Euros in thousands)
                  ASSETS

Current Assets
  Cash and cash equivalents                E  22,976            E  21,039
  Restricted cash                              1,815                  923
  Receivables                                  5,355                  588
  Prepaid and other                              419                  772
                                           ---------            ---------
     Total current assets                     30,565               23,322

Long-Term Assets
  Properties                                   1,125                  190
  Deferred debt issuance cost                  3,653                3,364
                                           ---------            ---------
                                               4,778                3,554
                                           ---------            ---------
    Total assets                           E  35,343            E  26,876
                                           =========            =========

     LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities
  Trade accounts payable                   E   3,078            E   1,395
  Other accrued expenses                      10,838                6,649
  Accrued personnel costs                      1,079                  987
                                           ---------            ---------
    Total current liabilities                 14,995                9,031

Long-Term Liabilities
  Long-term debt                             158,342              157,409
                                           ---------            ---------
    Total liabilities                        173,337              166,440

Common stock                                      25                   25
Additional paid-in capital                   127,718              127,718
Accumulated deficit                         (287,931)            (293,609)
Other comprehensive income                    22,194               26,302
                                           ---------            ---------
    Total shareholders' deficiency          (137,994)            (139,564)
                                           ---------            ---------
                                           E  35,343            E  26,876
                                           =========            =========



The accompanying notes are an integral part of these financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)



                                                   FOR THE THREE               FOR THE THREE
                                                   MONTHS ENDED                MONTHS ENDED
                                                   MARCH 31, 2002              MARCH 31, 2003
                                                  ---------------              --------------
                                                  (Euros in thousands, except per share data)
Revenues                                          E   9,308                    E     630

Costs and expenses:
    Direct cost of services                           4,533                          397
    Network operations                                1,019                           80
    General and administrative expenses               5,479                        2,116
    Sales and marketing expenses                      1,927                          124
    Depreciation and amortization                     2,475                           62
                                                  ---------                    ---------
      Total costs and expenses                       15,433                        2,779
                                                  ---------                    ---------
Operating loss                                       (6,125)                      (2,149)

Other income and expenses:
    Interest expense                                (6,834)                       (6,044)
    Interest income                                    103                            41
    Equity in losses of equity-method investees       (135)                            -
    Gain on sale of assets and other                     -                         2,437
    Foreign currency gains (losses)                 (1,580)                           37
                                                  ---------                    ---------
Loss before taxes                                   (14,571)                      (5,678)
Income tax benefit (expense)                             (1)                           -
                                                  ---------                    ---------
Net loss                                            (14,572)                      (5,678)

Accumulated deficit, beginning of period           (249,473)                    (287,931)
                                                  ---------                    ---------
Accumulated deficit, end of period                E(264,045)                   E(293,609)
                                                  =========                    =========

Loss per share, basic and diluted                 E   (0.55)                   E   (0.21)
                                                  =========                    =========

Number of shares used to compute loss per share
  (thousands)                                        26,445                       26,445
                                                  =========                    =========



The accompanying notes are an integral part of these financial statements.

                      CYBERNET SERVICES INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                   FOR THE THREE            FOR THE THREE
                                                   MONTHS ENDED             MONTHS ENDED
                                                   MARCH 31, 2002           MARCH 31, 2003
                                                   --------------           --------------
                                                            (Euros in thousands)
Net loss                                           E   (14,572)             E   (5,678)
Other comprehensive income (loss):
  Foreign currency translation adjustment                    6                   4,108
  Net unrealized gains (losses) on
    available-for-sale securities                         (579)                      -
                                                   -----------              ----------
  Other comprehensive income (loss)                       (573)                  4,108
                                                   -----------              ----------
Comprehensive loss                                 E   (15,145)             E   (1,570)
                                                   ===========              ==========



The accompanying notes are an integral part of these financial statements.

                      CYBERNET SERVICES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    FOR THE THREE          FOR THE THREE
                                                                    MONTHS ENDED           MONTHS ENDED
                                                                    MARCH 31, 2002         MARCH 31, 2003
                                                                    --------------         --------------
                                                                             (Euros in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            E   (14,572)           E   (5,678)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATIONS:
  Depreciation and amortization                                           2,475                    62
  Equity in losses of equity-method investees                               135                     -
  Provision for losses on accounts receivable                             1,492                   378
  Amortization of bond discount                                             664                   544
  Accreted interest expense on long-term debt                             3,443                 3,674
  Gain on disposal of assets                                                  -                (1,969)
  Foreign currency translation loss (gain)                                  639                   (25)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Restricted cash                                                           560                   891
  Trade accounts receivable                                                 777                 1,946
  Other receivables                                                         577                 1,071
  Other assets                                                              (32)                 (416)
  Prepaid expenses                                                         (193)                   (3)
  Other current assets                                                     (130)                   57
  Trade accounts payable                                                   (305)               (1,171)
  Other accrued expenses and liabilities                                 (1,216)               (2,632)
  Accrued personnel costs                                                 1,003                   (17)
                                                                    -----------            ----------
    Net cash used in operating activities                                (4,683)               (3,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments                                145                     -
Proceeds from restricted investments                                      5,304                     -
Purchase of property and equipment                                          (87)                   (1)
Proceeds from sale of property and equipment                                837                     -
Sale of businesses, net of cash sold                                          -                 1,733
Payment of deferred purchase obligations                                      -                    (2)
                                                                    -----------            ----------
    Net cash provided by investing activities                             6,199                 1,730

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations                       (1,497)                    -
Proceeds from borrowings                                                    866                     -
Repayment of borrowings                                                  (1,036)                    -
                                                                    -----------            ----------
    Net cash used in financing activities                                (1,667)                    -

Impact of foreign exchange rate changes                                     156                  (379)
                                                                    -----------            ----------
Net increase (decrease) in cash and cash equivalents                          5                (1,937)
Cash and cash equivalents at beginning of period                          2,735                22,976
                                                                    -----------            ----------
Cash and cash equivalents at end of period                          E     2,740            E   21,039
                                                                    ===========            ==========



The accompanying notes are an integral part of these financial statements.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

1.     BASIS  OF  PRESENTATION

The accompanying interim period unaudited consolidated financial statements of Cybernet Internet Services International, Inc. (the "Company" and together with its subsidiaries "Cybernet") have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial information. Accordingly, they do not include all of the information required under U.S. GAAP for financial statements for a full year. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the year ended December 31, 2003. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.     GOING  CONCERN

The Company has incurred significant operating losses since inception, and has not achieved and does not expect to achieve sufficient revenues to support future operations without additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently reviewing its strategic options including identifying alternative financing sources, seeking changes to its debt structure, considering sales of assets and liquidation. However, there are no assurances that management's review of these options will result in a plan which can be accomplished or will provide sufficient cash to fund the Company's operations or satisfy its creditors in the future.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

3.     EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. For the periods ended March 31, 2002 and 2003, the computation of diluted loss per share excludes the convertible preferred stock, convertible notes and stock options because the inclusion of these items would have an anti-dilutive effect.

4.     SEGMENT  INFORMATION

The Company operates in one line of business, which is providing Internet related communication services, principally for corporate customers.

5.     DISPOSAL  OF  ASSETS  AND  BUSINESSES

In the quarter ended March 31, 2003, the Company completed asset dispositions for total sales proceeds of approximately E2.7 million, which relates to the disposal of assets of Cybernet (Schweiz) AG to Viatel AG for a gain of approximately E2.5 million, subject to adjustments.

6.     DEFERRED  DEBT  ISSUANCE  COSTS

Deferred debt issuance costs consist principally of expenses incurred by the Company in connection with the notes issued during 1999. Deferred debt issuance costs are being amortized to interest expense over the period of the maturity of the said notes.

7.     RELATED  PARTY  TRANSACTIONS

MFC Bancorp Ltd. ("MFC") is considered a related party as an executive officer and a member of MFC's board of directors is an executive officer and a member of the Company's board of directors. A Swiss bank affiliate of MFC provided a revolving senior secured credit facility in an aggregate amount of E7.0 million to the Company, which expired on March 12, 2003. In April 2002, the Company entered into an agreement to engage MFC to provide strategic advisory and restructuring services. Pursuant to such agreement, MFC will be paid a success fee upon completion of a successful debt restructuring and on specified transactions, measured as a percentage of the amount of debt restructured or transactions completed and subject to an overall cap on total fees. In the interim, the Company pays a monthly work fee of E175,000 in advance to MFC. The agreement is terminable by either party on 30 days' prior written notice.

8.     COMMITMENTS/LEASES

As at March 31, 2003, the Company had commitments under rental payments totaling approximately E0.6 million, payable over the nine-month period ending December 31, 2003.

9.     SUBSEQUENT  EVENTS

Subsequent to March 31, 2003, the Company entered into a joint venture agreement for the participation and investment in the field of electronic commerce. The joint venture will provide customer relationship management services through an Internet enabled contact center in India for technology companies and financial institutions in the European and United States markets.

Subsequent to March 31, 2003, the Company also repurchased for cancellation Approximately $46.0 million in principal amount of its outstanding 14% senior notes due 2009 for approximately $9.4 million, or $20.50 per $100 face value of each note.

10.     RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Cybernet Internet Services International, Inc. for the three month period ended March 31, 2003 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as our latest annual report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

In this document: (i) "we", "our", "us", the "Company" or "Cybernet" mean Cybernet Internet Services International, Inc. and its subsidiaries, unless the context otherwise suggests; (ii) information is provided as of March 31, 2003, unless otherwise stated; (iii) all references to monetary amounts are to "Euros", the lawful currency adopted by most members of the European Union, unless otherwise stated; and (iv) "E" refers to Euros.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  MARCH  31,  2003

The following table sets forth selected sales data for the Company for the periods indicated:


                                             THREE MONTHS ENDED MARCH 31,
                                         -----------------------------------
                                            2002                     2003
                                         ----------               ----------
                                                (Euros in thousands)
Revenues
  Internet data center services          E  2,709                 E     47
  Connectivity                              6,484                      583
  E-business                                  115                        -
                                         --------                 --------
    Total revenues                       E  9,308                 E    630
                                         ========                 ========


Total revenues decreased from E9.3 million in the three-month period ended March 31, 2002 to E0.6 million in the comparative period of 2003. The decrease in revenues resulted primarily from the disposition of assets in 2002 as part of the rationalization of our operations. Internet data center revenues decreased from E2.7 million in the three-month period ended March 31, 2002 to approximately E47,000 in the comparative period of 2003. Connectivity revenues decreased from E6.5 million in the first three months of 2002 to E0.6 in the current quarter.

We have entered into a joint venture agreement for the participation and investment in the field of electronic commerce. The joint venture will provide customer relationship management services through an Internet enabled contact center in India for technology companies and financial institutions in the European and United States markets. The joint venture is in the developmental stage. We intend to focus our activities upon opportunities in the electronic commerce field.

Costs and expenses decreased in the current period from the comparative period in 2002, primarily as a result of the disposition of assets in 2002 as part of the rationalization of our operations. Direct cost of services decreased from E4.5 million in the three months ended March 31, 2002 to E0.4 million in the comparative period of 2003. Direct cost of services consists of: (i) telecommunications expenses which primarily represent the cost of transporting Internet traffic from our customers' locations through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes; and
(ii)  the  cost  of  hardware  and  software  sold.

Network operations costs decreased from E1.0 million in the first three months of 2002 to E0.1 million in the current quarter. General and administrative expenses decreased from E5.5 million in the three months ended March 31, 2002 to E2.1 million in the current quarter. Sales and marketing expenses decreased from E1.9 million in the first three months of 2002 to E0.1 million in the current quarter.

Depreciation and amortization expenses decreased from E2.5 million in the three months ended March 31, 2002 to E0.1 million in the current quarter, as a result of the disposition of various assets in 2002.

Interest expense decreased from E6.8 million in the three months ended March 31, 2002 to E6.0 million in the current quarter as a result of the lower exchange rate between the U.S. dollar and Euro in the current period. Interest income decreased from E0.1 million in the three months ended March 31, 2002 to approximately E41,000 in the current quarter and represented interest earned on the proceeds of offerings before the proceeds were utilized in our business. We had other income of E2.4 million in the current period, primarily from the disposition of assets of our Swiss subsidiary, Cybernet (Schweiz) AG.

For the three months ended March 31, 2003, we reported a net loss of E5.7 million, or E0.21 per share on a basic and diluted basis, compared to a net loss of E14.6 million, or E0.55 per share on a basic and diluted basis, in the comparative period of 2002.

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

At March 31, 2003, we had cash and cash equivalents totalling approximately E21.0 million, compared to approximately E23.0 million at December 31, 2002. Our working capital, defined as the excess of our current assets over our current liabilities, was E14.3 million at March 31, 2003.


Operating activities used cash of E3.3 million in the three months ended March 31, 2003, compared to E4.7 million in the comparative period of 2002, primarily to fund operations. A decrease in restricted cash provided cash of E0.9 million in the current quarter, compared to E0.6 million in the comparative quarter of 2002. A decrease in trade accounts receivable provided cash of E1.9 million in the current quarter, compared to E0.8 million in the comparative quarter of 2002. A decrease in other receivables provided cash of E1.1 million in the current quarter, compared to E0.6 million in the comparative quarter of 2002. A decrease in trade accounts payable used cash of E1.2 million in the current quarter, compared to E0.3 million in the comparative quarter of 2002. A decrease in other accrued expenses and liabilities used cash of E2.6 million in the current quarter, compared to E1.2 million in the comparative quarter of 2002.

Investing activities provided cash of E1.7 million in the three months ended March 31, 2003, primarily as a result of the disposition of businesses, net of cash sold. Investing activities provided cash of E6.2 million in the three months ended March 31, 2002, primarily as a result of the sale of certain restricted investments.

Financing activities did not use cash in the three months ended March 31, 2003. Financing activities used cash of E1.7 million in the comparative period of 2002, primarily as a result of the early termination of one of our main leasing contracts.

On March 12, 2002, we entered into a Credit Facility Agreement with MFC Merchant Bank S.A. which provided for a credit facility in the aggregate principal amount of up to E7.0 million (the "Credit Facility") to be made available to us. The Credit Facility expired on March 12, 2003 pursuant to its terms. There were no amounts outstanding under the Credit Facility when it expired.

In July 2003, we repurchased for cancellation approximately $46.0 million in principal amount of our outstanding 14% senior notes due 2009 for approximately $9.4 million, or $20.50 per $100 face value of each note.

As a result of certain dispositions made in 2002, we have a sufficient amount of funds to finance our present operations. However, we do not have the financial resources to satisfy our debt obligations as they mature or upon acceleration in the event of default. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing and restructure our debt. We are currently in the process of identifying sources of additional financing, seeking changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principle of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Options under review include, but are not limited to, pursuing restructuring of our indebtedness on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations.

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies that are the most important to the portrayal of our financial condition and results of operations.

For information about our critical accounting policies, see our annual report on Form 10-K for the year ended December 31, 2002.

FOREIGN  CURRENCY

We have incurred a substantial amount of debt in U.S. dollars. Accordingly, our financial position for any given period, when reported in Euros, can be significantly affected by the exchange rate for the U.S. dollar to the Euro prevailing during the period.

We translate foreign assets and liabilities into Euros at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. Unrealized gains or losses from these translations are recorded as shareholders' equity on our balance sheet and do not affect our net earnings.

In the three months ended March 31, 2003, we reported a net E4.1 million foreign exchange translation gain, which was included in the consolidated statement of comprehensive loss. The U.S. dollar declined by approximately 3.7% against the Euro in the current period from December 31, 2002.

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  INFORMATION

The statements in this report that are not based on historical facts are called "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements appear in a number of different places in this report and can be identified by words such as "estimates", "projects", "expects", "intends", "believes", "plans", or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set out below, as well as those contained in reports and other documents we have filed with or furnished to the SEC, including our annual report on Form 10-K for the year ended December 31, 2002. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

WE  MAY  NOT  BE  ABLE  TO  CONTINUE  OUR  BUSINESS  AS  A  GOING  CONCERN.

Our ability to continue as a going concern and realize the carrying value of our assets is dependent upon our ability to obtain additional financing or restructure our debt. We are currently in the process of identifying sources of additional financing and seeking changes to our debt structure. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our future operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Our inability to obtain additional financing or restructure our indebtedness would have a material adverse effect on our financial condition, results of operations and ability to satisfy our obligations in the future, and may result in our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. Further, our inability to obtain additional financing or restructure our indebtedness, or our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in our securityholders losing all or substantially all of their investment in our securities.

WE  HAVE  INCURRED  A  SUBSTANTIAL  AMOUNT  OF  DEBT.

In order to finance our business, we may need to secure additional sources of funding, including debt and/or equity financing, in the future. However, we have incurred a substantial amount of debt, which hinders our ability to raise further funds. There can be no assurance that we will be able to secure additional funding in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, poor business performance in the future or lower than expected cash inflows from future operations could have materially adverse consequences on the future operation of our business and result in our securityholders losing all or substantially all of their investment in our securities.

Other  effects  of  a  high  level  of  debt  include  the  following:

  * we may have difficulty borrowing money in the future, or accessing sources of funding;

  * we may need to use substantially all of our cash flow from future operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities; and

  * a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows from future operations would make us more vulnerable to economic downturns and adverse developments in our business.

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

There are trends and factors affecting the telecommunications industry which are beyond our control and may affect our future operations. Such trends and factors include:

  * adverse changes in the public and private equity and debt markets and our ability to obtain financing or to fund working capital and capital expenditures;

  * adverse changes in the market conditions in our industry and the specific markets for our products and services;

  *  the  overall  trend  toward  industry  consolidation  and rationalization;

  *  governmental  regulation;  and

  *  effects  of  war  and  acts  of  terrorism.

Economic conditions affecting the telecommunications industry in the United States, Europe and globally may affect our business. Reduced capital spending and/or negative economic conditions in the United States, Europe and/or other areas of the world could result in reduced demand for or pricing pressure on our products and services.

WE  HAVE  A  LIMITED  OPERATING  HISTORY.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry.

WE OPERATE IN A HIGHLY DYNAMIC AND VOLATILE INDUSTRY CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGIES AND EVOLVING INDUSTRY STANDARDS.

Our industry is characterized by rapidly changing technologies and evolving industry standards. Our success will depend on our ability to comply with emerging industry standards, to address emerging market trends and to compete with technological and other developments carried out by others. We may not be successful in targeting new market opportunities or in achieving market acceptance for our business.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
             MARKET  RISK

Reference is made to our annual report on Form 10-K for the year ended December 31, 2002 for information concerning market risk. We are of the opinion that there have been no material changes in market risk since December 31, 2002.

ITEM  4.  DISCLOSURE  CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in such internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.     LEGAL  PROCEEDINGS

We are subject to routine litigation incidental to our business and are named from time to time as a defendant in various legal actions. Reference is made to our annual report on Form 10-K for the year ended December 31, 2002 for information concerning legal proceedings.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which damages are sought, we cannot state what the eventual outcome of pending matters will be. We are contesting the allegations made in each pending matter and while we believe, based upon our current knowledge, that the outcome of such matters will not have a material adverse effect on our consolidated financial position, such matters may be material to our operating results for a particular period.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)    EXHIBITS

       10.1 Joint Venture Agreement dated May 8, 2003 between Cybernet Internet Services International, Inc. and Ravin Prakash

       99.1*  -  Certifications

       ------------------------
       * In  accordance  with  Release 33-8212 of the SEC, these Certificates:
       (i) are "furnished" to the SEC and are not "filed" for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of our registration statements filed under the Securities Act of 1933, as amended, for the purposes of liability thereunder, unless we specifically incorporate them by reference therein.

(b)    REPORTS  ON  FORM  8-K

       We have filed the following reports on Form 8-K with respect to the indicated items since December 31, 2002:

       Form  8-K  dated  January  2,  2003:
          Item  5.  Other  Events  and  Regulation  FD  Disclosure

       Form  8-K  dated  January  24,  2003:
          Item  5.  Other  Events  and  Regulation  FD  Disclosure

       Form  8-K  dated  April  29,  2003:
          Item  5.  Other  Events

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CYBERNET  INTERNET  SERVICES  INTERNATIONAL,  INC.


                        By:     /s/  Michael  J.  Smith
                            --------------------------------------
                            Michael  J.  Smith
                            President and Chief Financial Officer


Date:  July  29,  2003

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

Date:     July  29,  2003

                                        /s/  Michael  J.  Smith
                                        --------------------------------
                                        Michael  J.  Smith
                                        Chief  Executive  Officer  and
                                        Chief  Financial  Officer