Form 10-Q
period 2003-09-30
CYBERNET INTERNET SERVICES INTERNATIONAL INC
filed 2003-10-02
CIK 1070658

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO ____

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  YES _____ NO   X

The Registrant had 26,445,627 shares of common stock, $0.001 par value outstanding as of September 30, 2003.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                   (UNAUDITED)

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               DECEMBER 31, 2002          JUNE 30, 2003
                                                                               -----------------          -------------
                                                                                              (in thousands)
                                   ASSETS
Current Assets
     Cash and cash equivalents................................................      $    24,094            $     22,816
     Restricted cash..........................................................            1,903                   1,062
     Receivables..............................................................            5,616                     559
     Prepaid and other........................................................              439                      21
                                                                                    -----------            ------------
         Total current assets.................................................           32,052                  24,458

Long-Term Assets
     Properties...............................................................            1,180                       2
     Deferred debt issuance cost..............................................            3,831                   3,712
                                                                                    -----------            ------------
                                                                                          5,011                   3,714
                                                                                    -----------            ------------
         Total assets.........................................................      $    37,063            $     28,172
                                                                                    ===========            ============

                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities
     Trade accounts payable...................................................      $     3,228            $        892
     Other accrued expenses...................................................           11,365                   8,952
     Accrued personnel costs..................................................            1,132                     811
                                                                                    -----------            ------------
         Total current liabilities............................................           15,725                  10,655

Long-Term Liabilities
     Long-term debt ..........................................................          166,012                 180,936
                                                                                    -----------            ------------

         Total liabilities....................................................          181,737                 191,591

Common stock.................................................................                26                      26
 Additional paid-in capital...................................................          140,540                 140,540
 Accumulated deficit..........................................................         (284,639)               (303,384)
 Other comprehensive loss.....................................................             (601)                   (601)
                                                                                    -----------            ------------
         Total shareholders' deficiency.......................................         (144,674)               (163,419)
                                                                                    ------------           ------------
                                                                                    $    37,063            $     28,172
                                                                                    ===========            ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                                               FOR THE SIX           FOR THE SIX
                                                                               MONTHS ENDED          MONTHS ENDED
                                                                              JUNE 30, 2002         JUNE 30, 2003
                                                                            -----------------     ------------------
                                                                             (in thousands, except per share data)
Revenues..................................................................     $      14,388           $       722

Costs and expenses:
    Direct cost of services...............................................             7,661                   426
    Network operations....................................................             2,090                    86
    General and administrative expenses...................................             9,174                 3,995
    Sales and marketing expenses..........................................             2,929                   133
    Impairment of assets..................................................             5,963                     -
    Depreciation and amortization.........................................             4,049                   276
                                                                               -------------           -----------
        Total costs and expenses..........................................            31,866                 4,916
                                                                               -------------           -----------
Operating loss............................................................           (17,478)               (4,194)

Other income and expenses:
   Interest expense.......................................................           (12,019)              (12,940)
   Interest income........................................................               180                    61
   Equity in losses of equity-method investees............................              (241)                    -
   Gain on sale of assets and other.......................................            11,876                 3,532
   Foreign currency losses................................................            (7,055)               (5,204)
                                                                               -------------           -----------
Loss before taxes.........................................................           (24,737)              (18,745)
Income tax benefit........................................................                 8                     -
                                                                               -------------           -----------
Net loss..................................................................           (24,729)              (18,745)

Accumulated deficit, beginning of period..................................          (231,873)             (284,639)
                                                                               -------------           -----------
Accumulated deficit, end of period........................................     $    (256,602)          $  (303,384)
                                                                               =============           ===========

Loss per share, basic and diluted.........................................     $      (0.94)           $     (0.71)
                                                                               =============           ===========

Number of shares used to compute loss per share (thousands)..............             26,445                26,445
                                                                               =============           ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                                              FOR THE THREE         FOR THE THREE
                                                                               MONTHS ENDED          MONTHS ENDED
                                                                              JUNE 30, 2002         JUNE 30, 2003
                                                                             ---------------       ---------------
                                                                             (in thousands, except per share data)
Revenues..................................................................     $       6,225           $        46

Costs and expenses:
    Direct cost of services...............................................             3,686                     -
    Network operations....................................................             1,196                     -
    General and administrative expenses...................................             4,369                 1,724
    Sales and marketing expenses..........................................             1,239                     -
    Impairment of assets..................................................             5,963                     -
    Depreciation and amortization.........................................             1,879                   209
                                                                               -------------           -----------
        Total costs and expenses..........................................            18,332                 1,933
                                                                               -------------           -----------
Operating loss............................................................           (12,107)               (1,887)

Other income and expenses:
   Interest expense.......................................................            (6,026)               (6,452)
   Interest income........................................................                90                    17
   Equity in losses of equity-method investees............................              (123)                    -
   Gain on sale of assets and other.......................................            11,876                   916
   Foreign currency losses................................................            (7,701)               (3,698)
                                                                               -------------           -----------
Income before taxes.......................................................           (13,991)              (11,104)
Income tax benefit........................................................                 8                     -
                                                                               -------------           -----------
Net loss..................................................................           (13,983)              (11,104)

Accumulated deficit, beginning of period..................................          (242,619)             (292,280)
                                                                               -------------           -----------
Accumulated deficit, end of period........................................     $    (256,602)          $  (303,384)
                                                                               =============           ===========

Loss per share, basic and diluted                                              $       (0.53)          $     (0.42)
                                                                               =============           ===========

Number of shares used to compute loss per share (thousands)..............             26,445                26,445
                                                                               =============           ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      CYBERNET SERVICES INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                FOR THE SIX         FOR THE SIX
                                                                               MONTHS ENDED         MONTHS ENDED
                                                                               JUNE 30, 2002       JUNE 30, 2003
                                                                               -------------       -------------
                                                                                         (in thousands)

Net loss.....................................................................   $  (24,729)          $   (18,745)
Other comprehensive income:
    Foreign currency translation adjustment..................................        5,800                     -
    Net unrealized gains on available-for-sale securities....................          109                     -
                                                                                ----------           -----------
    Other comprehensive income...............................................        5,909                     -
                                                                                ----------           -----------
Comprehensive loss...........................................................   $  (18,820)          $   (18,745)
                                                                                ==========           ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      CYBERNET SERVICES INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                               FOR THE THREE       FOR THE THREE
                                                                               MONTHS ENDED         MONTHS ENDED
                                                                               JUNE 30, 2002       JUNE 30, 2003
                                                                               -------------       -------------
                                                                                         (in thousands)
Net income...................................................................   $  (13,983)          $   (11,104)
Other comprehensive income:
    Foreign currency translation adjustment..................................        2,007                     -
    Net unrealized gains on available-for-sale securities....................            9                     -
                                                                                ----------           -----------
    Other comprehensive income...............................................        2,016                     -
                                                                                ----------           -----------
Comprehensive loss...........................................................   $  (11,967)          $   (11,104)
                                                                                ==========           ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      CYBERNET SERVICES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE SIX         FOR THE SIX
                                                                                MONTHS ENDED        MONTHS ENDED
                                                                               JUNE 30, 2002       JUNE 30, 2003
                                                                               -------------       -------------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................................   $  (24,729)         $   (18,745)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATIONS:
   Depreciation and amortization.............................................         4,049                  276
   Equity in losses of equity-method investees...............................           241                    -
   Provision for losses on accounts receivable...............................         2,062                  537
   Amortization of bond discount..............................................        1,165                1,167
   Accreted interest expense on long-term debt................................        6,076                7,054
   Impairment of assets.......................................................        5,963                    -
   Gain on disposal of assets.................................................      (13,471)              (2,173)
   Loss on disposal of businesses.............................................        1,596                    -
   Foreign currency translation loss..........................................       10,977                7,391

CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Restricted cash............................................................          384                  983
   Trade accounts receivable..................................................          643                2,692
   Other receivables..........................................................          882                1,140
   Other assets...............................................................           19                    -
   Prepaid expenses...........................................................           (3)                 317
   Other current assets.......................................................         (117)                  63
   Trade accounts payable.....................................................         (954)              (1,978)
   Other accrued expenses and liabilities.....................................        3,962               (1,531)
   Accrued personnel costs....................................................          291                 (330)
                                                                                 ----------          -----------
          Net cash used in operating activities...............................         (964)              (3,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments..................................           76                    -
Proceeds from sale of restricted investments..................................        4,817                    -
Purchase of property and equipment............................................         (300)                  (1)
Proceeds from sale of property and equipment..................................       28,813                    -
Sale of businesses, net of cash sold..........................................         (311)               1,912
                                                                                 ----------          -----------
          Net cash provided by investing activities...........................       33,095                1,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations............................       (1,401)                   -
Proceeds from borrowings......................................................        3,066                    -
Repayment of borrowings.......................................................         (153)                   -
                                                                                 ----------          -----------
          Net cash provided by financing activities...........................        1,512                    -

Impact of foreign exchange rate changes.......................................         (466)                 (52)
                                                                                 ----------          -----------
Net increase (decrease) in cash and cash equivalents..........................       33,177               (1,278)
Cash and cash equivalents at beginning of period..............................        2,436               24,094
                                                                                 ----------          -----------
Cash and cash equivalents at end of period....................................   $   35,613          $    22,816
                                                                                 ==========          ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying interim period unaudited consolidated financial statements of Cybernet Internet Services International, Inc. (the "Company" and together with its subsidiaries "Cybernet") have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial information. Accordingly, they do not include all of the information required under U.S. GAAP for financial statements for a full year. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of results to be expected for the year ended December 31, 2003. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.   REPORTING CURRENCY

Effective April 1, 2003, the Company changed its reporting currency from the Euro to the U.S. dollar. The reason for this change is because the Company is a U.S. company and no longer retains significant assets or liabilities that are denominated in Euros. All periods presented in these financial statements are restated in U.S. dollars consistent with the guidance in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Therefore, the financial statements for prior years depict the same trends that the previous financial statements presented in Euros show.

By reverting to the U.S. dollar as the Company's reporting currency, most of the cumulative foreign currency translation gain was eliminated from the Company's balance sheets and most of the foreign currency translation gains and losses were eliminated from the Company's statements of comprehensive income. As of December 31, 2002, most of this cumulative foreign currency translation gain resulted from the conversion of significant U.S. denominated debt into Euros. Prior to the restatement, at December 31, 2002, there was a cumulative foreign currency translation gain of E21,477 (in thousands of Euros) included as part of shareholders' equity in the balance sheet. In conjunction with the restatement, the majority of this amount was eliminated. During the three months ended March 31, 2003, there was a foreign currency translation gain of E4,108 (in thousands of Euros) included as part of comprehensive income
(loss). In conjunction with the restatement, the majority of this amount was eliminated.

Until September 30, 2000, the Company's reporting currency was the U.S. dollar. At that date, the Company changed its reporting currency to the Euro. That change was made because the Company believed reporting using the Euro resulted in a more meaningful presentation since the majority of its operations were conducted in Euros and in currencies linked to the Euro.

During 2002 and in the first six months of 2003, the Company disposed of a majority of its assets and operations and, as a result, management believes the U.S. dollar represents a more meaningful presentation of the remaining assets and liabilities of the Company, particularly since the Company's U.S. dollar denominated debt represents a majority of the Company's liabilities outstanding as of March 31, 2003.

3.   GOING CONCERN

The Company has incurred significant operating losses since inception, and has not achieved and does not expect to achieve sufficient revenues to support future operations without additional financing and/or the disposition of assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently reviewing its strategic options including identifying alternative financing sources, seeking changes to its debt structure, considering sales of assets and liquidation. However, there are no assurances that management's review of these options will result in a plan which can be accomplished or will provide sufficient cash to fund the Company's operations or satisfy its creditors in the future.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

4.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. For the six-month and three-month periods ended June 30, 2002 and 2003, the computation of diluted loss per share excludes the convertible notes and stock options because the inclusion of these items would have an anti-dilutive effect.

5.   SEGMENT INFORMATION

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

8.   COMMITMENTS/LEASES

As at June 30, 2003, the Company had commitments under rental payments totaling approximately $0.1 million, payable over the six-month period ending December 31, 2003.

9.   MATERIAL TRANSACTIONS

In the second quarter of 2003, the Company entered into a joint venture agreement for the participation and investment in the field of electronic commerce. The joint venture will provide customer relationship management services through an Internet enabled contact center in India for technology companies and financial institutions in the European and United States markets.

In the six months ended June 30, 2003, the Company completed asset dispositions for total sales proceeds of approximately $2.9 million, which relates to the disposal of assets of Cybernet (Schweiz) AG to Viatel AG for a gain of approximately $2.7 million, subject to adjustments.

10.  SUBSEQUENT EVENTS

On July 1, 2003, the Company made its semi-annual interest payment on its 14% senior notes due 2009, totaling $4.7 million. In July 2003, the Company repurchased for cancellation approximately $46.0 million in principal amount of its outstanding 14% senior notes due 2009 for approximately $9.4 million, or $20.50 per $100 face value of each note.

11.  RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform with the current period's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Cybernet Internet Services International, Inc. for the six-month and three-month periods ended June 30, 2003 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as our latest annual report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Effective April 1, 2003, the Company changed its reporting currency from the Euro to U.S. dollar because the Company is a U.S. company and no longer retains significant assets and liabilities that are denominated in Euros. All periods presented in the financial statements included herein are restated in U.S. dollars consistent with the guidance in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Therefore, the financial statements included herein for prior periods depict the same trends that the previous financial statements presented in Euros show. The Company translates assets and liabilities of subsidiaries not denominated in U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses of subsidiaries not denominated in U.S. dollars are translated at the average rate of exchange prevailing during the period. The period end exchange rate for the Euro to the U.S. dollar as at June 30, 2003 was E1 = U.S.$1.1502. The period average exchange rates for the Euro to the U.S. dollar for the six-month and three-month periods ended June 30, 2003 were E1 = U.S.$1.1035 and E1 = U.S.$1.1364, respectively. See Note 2 to the interim period consolidated financial statement included in this quarterly report.

In this document: (i) "we", "our", "us", the "Company" or "Cybernet" mean Cybernet Internet Services International, Inc. and its subsidiaries, unless the context otherwise suggests; (ii) information is provided as of June 30, 2003, unless otherwise stated; and (iii) "E" refers to Euros, the lawful currency adopted by most members of the European Union.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003

The following table sets forth selected sales data for the Company for the periods indicated:

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------------------
                                                                                      2002                  2003
                                                                                -----------------     ----------------
                                                                                           (in thousands)
Revenues
     Internet data center services...........................................   $        3,420        $           52
     Connectivity............................................................           10,610                   644
     E-business..............................................................              358                    26
                                                                                ---------------       --------------
       Total revenues........................................................   $       14,388        $          722
                                                                                ==============        ==============

Total revenues decreased from $14.4 million in the six-month period ended June 30, 2002 to $0.7 million in the comparative period of 2003. The decrease in revenues resulted primarily from the rationalization of assets in 2002. Internet data center revenues decreased from $3.4 million in the six-month period ended June 30, 2002 to approximately $52,000 in the comparative period of 2003. Connectivity revenues decreased from $10.6 million in the first six months of 2002 to $0.6 million in the current period.

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

Costs and expenses decreased in the current period from the comparative period in 2002, primarily as a result of the rationalization of assets in 2002. Direct cost of services decreased from $7.7 million in the six months ended June 30, 2002 to $0.4 million in the comparative period of 2003. Direct cost of services consists of: (i) telecommunications expenses which primarily represent the cost of transporting Internet traffic from our customers' locations through a local telecommunications carrier to one of our access nodes, transit and peering costs, and the cost of leasing lines to interconnect our backbone nodes; and (ii) the cost of hardware and software sold.

Network operations costs decreased from $2.1 million in the first six months of 2002 to $0.1 million in the current period. General and administrative expenses decreased from $9.2 million in the six months ended June 30, 2002 to $4.0 million in the current period, and included professional fees and expenses. Sales and marketing expenses decreased from $2.9 million in the first six months of 2002 to $0.1 million in the current period.

Depreciation and amortization expenses decreased from $4.0 million in the six months ended June 30, 2002 to $0.3 million in the current period, as a result of the disposition of various assets in 2002.

Interest expense increased from $12.0 million in the six months ended June 30, 2002 to $12.9 million in the current period as a result of increased indebtedness. Interest income, which represents income earned on the proceeds of offerings before the proceeds were utilized in our business, decreased from $0.2 million in the six months ended June 30, 2002 to approximately $61,000 in the current period. We had other income of $3.5 million in the current period, primarily from the disposition of assets of our Swiss subsidiary, Cybernet (Schweiz) AG. We had foreign currency losses of $5.2 million in the current period, primarily as a result of the fluctuation of the exchange rate between the U.S. dollar and Euro in the current period on certain Euro denominated debt and foreign currency losses recognized as a result of the disposition of Euro denominated assets.

For the six months ended June 30, 2003, we reported a net loss of $18.7 million, or $0.71 per share on a basic and diluted basis, compared to $24.7 million, or $0.94 per share on a basic and diluted basis, in the comparative period of 2002.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003

The following table sets forth selected sales data for the Company for the periods indicated:

                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                --------------------------------------
                                                                                      2002                  2003
                                                                                -----------------     ----------------
                                                                                           (in thousands)
Revenues
     Internet data center services...........................................   $        1,020        $            -
     Connectivity............................................................            4,942                     -
     E-business..............................................................              263                    46
                                                                                ---------------       --------------
       Total revenues........................................................   $        6,225        $           46
                                                                                ==============        ==============

Total revenues decreased from $6.2 million in the three-month period ended June 30, 2002 to approximately $46,000 in the comparative period of 2003. The decrease in revenues resulted primarily from the rationalization of assets in 2002.

We have entered into a joint venture agreement for the participation and investment in the field of electronic commerce, which will provide customer relationship management services through an Internet enabled contact center in India for technology companies and financial institutions in the European and United States markets.

Costs and expenses decreased from $18.3 million in the three-month period ended June 30, 2002 to $1.9 million in the current period, primarily as a result of the rationalization of assets in 2002.

Interest expense increased from $6.0 million in the three months ended June 30, 2002 to $6.5 million in the comparative period of 2003 as a result of increased indebtedness. Interest income, which represents interest earned on the proceeds of offerings before the proceeds were utilized in our business, decreased from $0.1 million in the three months ended June 30, 2002 to approximately $17,000 in the comparative period of 2003. We had other income of $0.9 million in the current period, primarily as a result of the reversal of certain liabilities due to the successful renegotiation thereof, and foreign currency losses of $3.7 million as a result of the fluctuation of the exchange rate between the U.S. dollar and Euro in the current period on certain Euro denominated debt.

For the three months ended June 30, 2003, we reported a net loss of $11.1 million, or $0.42 per share on a basic and diluted basis, compared to $14.0 million, or $0.53 per share on a basic and diluted basis, in the comparative period of 2002.

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

At June 30, 2003, we had cash and cash equivalents totaling approximately $22.8 million, compared to approximately $24.1 million at December 31, 2002. Our working capital, defined as the excess of our current assets over our current liabilities, was $13.8 million at June 30, 2003. On July 1, 2003, we made our semi-annual interest payment on our 14% senior notes due 2009, totaling $4.7 million. In July 2003, we repurchased for cancellation approximately $46.0 million in principal amount of our outstanding 14% senior notes due 2009 for approximately $9.4 million, or $20.50 per $100 face value of each note.

Operating activities used cash of $3.1 million in the six months ended June 30, 2003, compared to $0.1 million in the comparative period of 2002, primarily to fund operations. A decrease in restricted cash provided cash of $1.0 million in the current period, compared to $0.4 million in the comparative period of 2002. A decrease in trade accounts receivable provided cash of $2.7 million in the current period, compared to $0.6 million in the comparative period of 2002. A decrease in other receivables provided cash of $1.1 million in the current period, compared to $0.9 million in the comparative period of 2002. A decrease in trade accounts payable used cash of $2.0 million in the current period, compared to $1.0 million in the comparative period of 2002. A decrease in other accrued expenses and liabilities used cash of $1.5 million in the current period, compared to an increase in the same providing cash of $4.0 million in the comparative period of 2002.

Investing activities provided cash of $1.9 million in the six months ended June 30, 2003, primarily as a result of the disposition of businesses, net of cash sold. Investing activities provided cash of $33.1 million in the six months ended June 30, 2002, primarily as a result of the sale of property and equipment.

Financing activities did not use cash in the six months ended June 30, 2003. Financing activities provided cash of $1.5 million in the comparative period of 2002, primarily as a result of borrowings.

On March 12, 2002, we entered into a Credit Facility Agreement with MFC Merchant Bank S.A. which provided for a credit facility in the aggregate principal amount of up to E7.0 million (the "Credit Facility") to be made available to us.
The Credit Facility expired on March 12, 2003 pursuant to its terms. There were no amounts outstanding under the Credit Facility when it expired.

As a result of certain dispositions made in 2002, we expect to have a sufficient amount of funds to finance our present operations in the near term. However, we do not have the financial resources to satisfy our debt obligations as they mature or upon acceleration in the event of default. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing and restructure our debt. We are currently in the process of identifying sources of additional financing, seeking changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principle of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Options under review include, but are not limited to, pursuing restructuring of our indebtedness on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations.

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

FOREIGN CURRENCY

Effective April 1, 2003, the Company changed its reporting currency from the U.S. dollar to the Euro because the Company is a U.S. company and no longer retains significant assets or liabilities that are denominated in Euros. By reverting to the U.S. dollar as the Company's reporting currency, most of the cumulative foreign currency translation gain was eliminated from the Company's balance sheets and most of the foreign currency translation gains and losses were eliminated from the Company's statements of comprehensive income. However, the Company has certain assets and liabilities and revenues and expenses that are denominated in Euros. Accordingly, the Company's consolidated financial results are subject to foreign currency exchange rate fluctuations.

For the preparation of our consolidated financial statements, we translate assets and liabilities of subsidiaries not denominated in U.S. dollars into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses of subsidiaries not denominated in U.S. dollars are translated at the average rate of exchange prevailing during the period. Unrealized gains or losses from these translations are recorded as shareholders' equity on our balance sheet and do not affect our net earnings.

In the six months ended June 30, 2003, we reported no foreign exchange translation gain or loss in the consolidated balance sheet under other comprehensive income.

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

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS AS A GOING CONCERN.

Our ability to continue as a going concern and realize the carrying value of our assets is dependent upon our ability to obtain additional financing or restructure our debt. We are currently in the process of identifying sources of additional financing and seeking changes to our debt structure. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our future operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Our inability to obtain additional financing or restructure our indebtedness would have a material adverse effect on our financial condition, results of operations and ability to satisfy our obligations in the future, and may result in our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. Further, our inability to obtain additional financing or restructure our indebtedness, or our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in our securityholders losing all of their investment in our securities.

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

Other effects of a high level of debt include the following:

     o we may not be able to borrow money in the future, or access other sources of funding;

     o we used substantially all of our cash flow from future operations to pay principal and interest on our indebtedness, and as a result, there may be no cash available to finance our operations and other business activities; and

     o a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows from future operations would make us more vulnerable to economic downturns and adverse developments in our business.

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

     o    the overall trend toward industry consolidation and rationalization;

     o    governmental regulation; and

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

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which damages are sought, we cannot state what the eventual outcome of pending matters will be. We are contesting the allegations made in each pending matter and while we believe, based upon our current knowledge, that the outcome of such matters will not have a material adverse effect on our consolidated financial position, such matters may have a material adverse effect on our consolidated financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

     32.1* Section 906 Certification of Chief Executive Officer and Chief
           Financial Officer

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

(b)  REPORTS ON FORM 8-K

     We filed the following reports on Form 8-K with respect to the indicated items in the second quarter of 2003:

     Form 8-K dated April 29, 2003:
       Item 5. Other Events

                                   SIGNATURES

Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CYBERNET INTERNET SERVICES INTERNATIONAL, INC.


                                 By: /s/ Michael J. Smith
                                     ----------------------------------------
                                     Michael J. Smith
                                     President and Chief Financial Officer


Date:  September 30, 2003